Form 10QSB
period 1997-03-31
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1997-05-15
CIK 1021070

Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended   March 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from [     ]  to  [       ]


                       Commission file number  0-28710

                   (Exact name of small business issuer as
                          specified in its charter)

 Performance Asset Management Fund IV, Ltd., a California Limited Partnership



              California                              33-0548134
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)               Identification No.)


                   (Address of principal executive offices)
          4100 Newport Place, Suite 400, Newport Beach, California

                         (Issuer's telephone number)
                                (714) 261-2400

(Former name, former address and former fiscal year, if changed since last report) N/A


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]     No [ ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes [ ]   No [ ].

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   [ N/A ]

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                             INDEX TO FORM 10-QSB




                                   PART I


     Item 1. Financial Statements

     Item 2. Management's Discussion and Analysis or Plan of Operation



                                   PART II


     Item 1. Legal Proceedings

     Item 2. Exhibits and Reports on Form 8-K


     Signatures

                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                   PART I



ITEM 1.	FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:


   Balance Sheets, March 31, 1997 and December 31, 1996               4

   Statements of Operations, For the Three Months Ended March 31,
     1997 and March 31, 1996                                          5

   Statements of Partnership Capital, For the Three Months Ended
     March 31, 1997 and Year Ended December 31, 1996                  6

   Statements of Cash Flows, For the Three Months Ended March 31,
     1997 and March 31, 1996                                          7

   Notes to Financial Statements                                      8




                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                               ________________

                                    ASSETS

                                                    1997           1996
                                                 ---------     ---------

Cash and equivalents                            $1,736,065    $2,121,545

Cash held in trust                               5,834,268     5,834,268

Investments in distressed loan portfolios, net   8,347,451     9,091,186

Due from affiliate                                 697,515       136,022

Other assets                                       104,977       104,977

Organization costs, net                              2,447         3,454
                                                ----------    ----------
     Total assets                              $16,722,722   $17,291,452
                                                ==========    ==========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts  payable                                   $6,826        $6,351

Due to affiliates, net                             945,324       350,576
                                                  --------      --------
     Total liabilities                             952,150       356,927
                                                  --------      --------

Commitments and contingencies


Partners' capital                               15,770,572    16,934,525
                                                ----------    ----------
     Total liabilities and partners' capital   $16,722,722   $17,291,452
                                                ==========    ==========





   The accompanying notes are an integral part of the financial statements.


                                      4

                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996
                               ________________



                                                    1997           1996
                                                  --------      --------

Portfolio collections                             $745,630      $930,398

Less: portfolio basis recovery                     743,735       917,151

                                                  --------      --------
     Net investment income                           1,895        13,247
                                                  --------      --------

Cost of operations:

     Collection expense                             37,307        42,500

     Management fee expense                         57,092        65,870

     Professional fees                              92,615        99,583

     Amortization                                    1,007         1,007

     General and administrative expense             52,897         2,412
                                                  --------      --------
     Total operating expenses                      240,918       211,372
                                                  --------      --------

Income (loss) from operations                     (239,023)     (198,125)

Other income:

     Interest                                       27,584        33,258

     Other income                                    7,718        11,551
                                                  --------      --------

     Net income (loss)                           ($203,721)    ($153,316)
                                                  ========      ========


   The accompanying notes are an integral part of the financial statements.






                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP


                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
   For the Three Months Ended March 31, 1997 and Year Ended December 31,1996
                               ________________



                                     General      Limited
                                     Partner      Partners       Total
                                   ----------   ----------    ----------

Balance, December 31, 1995         ($516,291)  $19,815,741   $19,299,450

 Redemption of partnership units        -          (40,000)      (40,000)

 Distributions                      (159,334)   (1,433,425)   (1,592,759)

 Net income                          (73,217)     (658,949)     (732,166)
                                   ----------   ----------    ----------

Balance, December 31, 1996          (748,842)   17,683,367    16,934,525

 Redemption of partnership units        -           (5,000)       (5,000)

 Distributions                       (95,532)     (859,700)     (955,232)

 Net income                          (20,372)     (183,349)     (203,721)
                                   ----------   ----------    ----------

Balance, March 31, 1997            ($864,746)  $16,635,318   $15,770,572
                                   ==========   ==========    ==========















   The accompanying notes are an integral part of the financial statements.




                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                               ________________


                                                    1997           1996
                                                  --------      --------
Cash flows from operating activities:

     Net income (loss)                           ($203,721)    ($153,314)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Amortization                                    1,007         1,007

     Decrease (increase) in assets:
        Other assets                                  -           94,136
        Due from affiliates                       (561,493)     (122,255)

     Increase (decrease) in liabilities:
        Accounts payable                               476       (19,655)
        Due to affiliates                          594,748       240,815
                                                  --------      --------

     Net cash provided by (used in)
       operating activities                       (168,983)       40,734
                                                  --------      --------
Cash flows provided by (used in) investing
   activities:

     Recovery of portfolio basis                   743,735       917,151
     Receivable from West Capital                     -             -
     Cash held in trust                               -        3,502,207
     Purchase of investments in distressed
       loan portfolios                                -         (334,299)
                                                  --------     ---------
     Net cash provided by investing activities     743,735     4,085,059
                                                  --------     ---------

Cash flows provided by (used in) financing
   activities:
     Redemption of limited partnership units        (5,000)      (10,000)
     Distributions to partners                    (955,232)         -
                                                  --------      --------
     Net cash used in financing activities        (960,232)      (10,000)
                                                  --------     ---------
Net (decrease) increase in cash                   (385,480)    4,115,793

Cash at beginning of period                      2,121,545       559,223
                                                 ---------     ---------
Cash at end of period                           $1,736,065    $4,675,016
                                                 =========     =========


The accompanying notes are an integral part of the financial statements.

                                      7

                 PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP


                        Notes to Financial Statements


1. Organization and Description of Business

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

Cash Held in Trust
------------------

The General Partner anticipates that the Partnership and the PAM Funds may, in the future, be reorganized and merged with and into one corporation. In an effort to accomplish that reorganization and merger on terms and conditions consistent with the intent of the General Partner, on December 12, 1995, the General Partner, on behalf of the Partnership and the PAM Funds, and the State of California Department of Corporations entered into an agreement pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds are subject to the terms of the Trust Agreement. The Trust was the recipient of a portion of the funds resulting from a settlement of certain litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.

                  -----------------------------------------


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

Organization Costs, Net
-----------------------

Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at March 31, 1997 and December 31, 1996 totaled $15,900 and $14,893, respectively.


Income Taxes
------------

No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners are taxed individually on their share of the Partnership's earnings and losses.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from the estimate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations.
---------------------

Collections for the three months ended March 31, 1997 from the Partnership's portfolios decreased approximately 20% to $745,630 from $930,398 for the comparable period in 1996. The decrease is primarily attributable to collections on a number of performing portfolio assets serviced by a third party servicer. Therefore, in 1997, those portfolios were only serviced for 2 months compared to 3 months in 1996. In March 1996 the Partnership terminated all servicing relations with the servicer and entered into a settlement agreement to sell any remaining portfolio assets held by the servicer. The decrease in collections was also attributable to anticipated seasonal collection trends.

The Partnership acquired six portfolios near the last quarter of 1996 from a single third party financial institution specialized in credit card originations. In the last quarter of 1996 the Partnership's Management began collection campaigns on these newly acquired portfolio accounts, which were just recently subjected to improved Partnership collection procedures and skip techniques. These portfolios normally need 120 to 180 days for mailing and skip trace procedures to identify and contact such accounts, after which settlement procedures can begin. Portfolio collections for the three months ended March 31, 1997, resulted in the Partnership recording $1,895 of net investment revenue, a 86% decrease from net investment revenue of $13,247 for the comparable period in 1996. This decrease resulted from a vast majority of collections received from newly acquired portfolio accounts for which the Partnership had not recovered its original cost basis, and accordingly, the Partnership reduced its asset carrying value for these collections. During the first quarter 1997 the Partnership had only one portfolio in which 100% cost recovery had occurred, as compared to four portfolios during the comparable period in 1996. An addition, approximately one quarter percent of collections in the three months ended
March 31, 1997 resulted in revenue recognition for the Partnership, compared to 1.42% for the comparable three months ended March 31, 1996.

The Partnership recorded proceeds from portfolio sales of $27,357 for the three months ended March 31, 1997. No such proceeds were received for the comparable period ended March 31, 1996. The Partnership's management believes that proceeds from both collection procedures and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio sales accounts should exceed those amounts recorded in the fiscal year ended 1996.

Total operating expenses increased 14% to $240,918 for the three months ended March 31, 1997, from $211,372 for the comparable period in 1996. Operating expenses as a percentage of portfolio collections totaled approximately 32% as compared to 23% for the comparable period in 1996. The increase is due primarily to additional nonrecurring charges to the Partnership for overpayment of collection proceeds from past periods. Operating expenses, excluding such nonrecurring charges, would have decreased approximately 11% from the comparable period in 1996. Collection expenses, management fees and professional fees for the three months ended March 31, 1997 all decreased from the comparable period in 1996.

The Partnership Management anticipates stronger collection activity in subsequent quarters based on current Partnership growth and past historic operational trends. In addition, the Partnership's affiliate servicer, Performance Capital Management, Inc. ("PCM") has completed upgrades to its existing collection platform which should enhance the Partnership's ability to locate present and future debtor customers more quickly and easily than in the past. These enhancements are expected to increase Partnership portfolio collections.

Financial Condition, Liquidity and Capital Resources.
----------------------------------------------------

The Partnership's total assets decreased 3% to $16,722,722 as of March 31, 1997, from $17,291,452 at December 31, 1996. The decrease was primarily attributable to distributions made to limited partner investors generated from collections of portfolio accounts. The Partnership received portfolio proceeds of $745,630, of which $743,735 were recorded as recovery of portfolio assets.

The Partnership acquired no new distressed portfolio assets in the three months ended March 31, 1997, however Partnership Management anticipates that it will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership believes it will continue to acquire low-end-priced distressed portfolios; however, Partnership Management will continue to evaluate assets with different pricing and structure which will continue to generate strong immediate cash flows and provide additional liquidity to provide limited partner distributions and also allow Partnership Management to acquire additional portfolio assets.

The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. Partnership Management plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. Management also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire anticipated portfolio assets in the next twelve months. However, Management will continuously monitor its liquidity and evaluate whether additional external capital resources will be necessary for future growth.

Impact of Additional Partnership Acquisitions and Resources on Operations.
-------------------------------------------------------------------------

The Partnership Management anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections and sales. Management believes that in order to supplement such growth, PCM must continue to increase that amount of collection representatives and human resources. The Partnership's General Partner, in conjunction with PCM and other affiliated companies and partnerships, is presently evaluating additional operating facilities which will provide for future growth. Management anticipates that the Partnership and PCM will obtain additional operating space in order to facilitate its anticipated expansion by the end of its present fiscal years. In addition, Management believes that existing management will be sufficient to facilitate the anticipated additional growth of the Partnership.

                         PART II - OTHER INFORMATION




Item 1. Legal Proceedings.

No additional proceedings have occurred since March 31, 1997, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated March 31, 1997.

Reference is made to the registrant's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I, Item 3. Legal Proceedings The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.


Item 2. Exhibits and Reports on Form 8-K.


(a)     Exhibits

Exhibit Number                                Exhibit

    1           Certificate of Limited Partnership Form LP-1 (Charter
                  Document) *

    2           Agreement of Limited Partnership (Instrument defining the
                  rights of Security Holders)  **


* Reference is made to the registrant's Form 10-KSB, dated March 31, 1997, in which that Certificate of Limited Partnership was included as an exhibit. The registrant, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-QSB filing.

** Reference is made to the registrant's Form 10-KSB, dated March 31, 1997, in which that Agreement of Limited Partnership was included as an exhibit. The registrant, by this reference, makes that Agreement of Limited Partnership a part of this Form 10-QSB filing.

                                 SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 1, 1997      Performance Asset Management Fund IV, Ltd.,
                          A California Limited Partnership
                                     (Registrant)




By: /S/Vincent E. Galewick
    ----------------------
    Vincent E. Galewick
    President of the General Partner
    Performance Development, Inc.