Form 10QSB
period 1997-06-30
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1997-08-19
CIK 1021070

                                   FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the
                      Quarterly period ended June 30, 1997

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________
                         Commission file number 0-28710

                     (Exact name of small business issuer as
                            specified in its charter)

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

         (State or other jurisdiction                (IRS Employer
        of incorporation or organization)          Identification No.)
                 CALIFORNIA                             33-0548134

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

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: N/A

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

Item 1. Legal Proceedings

Item 2. Exhibits and Reports

               Signatures

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Index to the Financial Statements for the Partnership:

        Balance Sheets, June 30, 1997 and December 31, 1996 ...............................   4

        Statements of Operations, For the Three and Six Months Ended June 30,
               1997 and June 30, 1996 .....................................................   5

        Statements of Partnership Capital, For the Six Months Ended
               June 30, 1997 and Year Ended December 31, 1996 .............................   6

        Statements of Cash Flows, For the Six Months Ended June 30,
               1997 and June 30, 1996 .....................................................   7

        Footnotes to Financial Statements .................................................   8

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                ----------------
                                     ASSETS


                                                      (unaudited)
                                                          1997             1996
                                                      -----------      -----------
Cash and equivalents                                  $ 3,032,196      $ 2,121,545
Cash held in trust                                      5,144,273        5,834,268
Investments in distressed loan portfolios, net          8,220,126        9,091,186
Due from affiliate                                             --          136,022
Other assets                                              104,977          104,977
Organization costs, net                                     1,529            3,454
                                                      -----------      -----------
         Total assets                                 $16,503,101      $17,291,452
                                                      ===========      ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                     $    11,862      $     6,351
Due to affiliates, net                                  1,765,633          350,576
                                                      -----------      -----------
         Total liabilities                              1,777,495          356,927
                                                      -----------      -----------

Commitments and contingencies

Partners' capital                                      14,725,606       16,934,525
                                                      -----------      -----------
         Total liabilities and partners' capital      $16,503,101      $17,291,452
                                                      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                      ENDED JUNE 30                   ENDED JUNE 30
                                               ---------------------------     ---------------------------
                                                   1997            1996            1997            1996
                                               -----------     -----------     -----------     -----------
Portfolio collections                          $   671,596     $ 2,763,789     $ 1,417,226     $ 3,694,187
Less: portfolio basis recovery                     647,997       2,630,185       1,391,732       3,547,336
                                               -----------     -----------     -----------     -----------
                Net investment income               23,599         133,604          25,494         146,851
                                               -----------     -----------     -----------     -----------
Cost of operations:
         Collection expense                        130,582          71,437         167,889         113,937
         Management fee expense                     51,632          51,323         108,724         117,193
         Professional fees                          73,178         317,303         165,793         416,886
         Amortization                                  918           1,007           1,925           2,014
         General and administrative expense         10,903           7,677          63,800          10,089
                                               -----------     -----------     -----------     -----------
                Total operating expenses           267,213         448,747         508,131         660,119
                                               -----------     -----------     -----------     -----------

Income (loss) from operations                     (243,614)       (315,143)       (482,637)       (513,268)
Other income:
         Interest                                  161,056         168,183         188,640         201,441
         Other income                                2,275              --           9,993          11,551
                                               -----------     -----------     -----------     -----------
Net income (loss)                              $   (80,283)    $  (146,960)    $  (284,004)    $ (300,276)
                                               ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
        (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED) AND
                          YEAR ENDED DECEMBER 31, 1996
                                ----------------

                                             General           Limited
                                             Partner           Partners           Total
                                          -------------     -------------     -------------
Balance, December 31, 1995                $    (516,291)    $  19,815,741     $  19,299,450
       Redemption of partnership units               --           (40,000)          (40,000)
       Distributions                           (159,334)       (1,433,425)       (1,592,759)
       Net loss                                 (73,217)         (658,949)         (732,166)
                                          -------------     -------------     -------------
Balance, December 31, 1996                     (748,842)       17,683,367        16,934,525
       Redemption of partnership units               --           (15,000)          (15,000)
       Distributions                           (191,067)       (1,718,848)       (1,909,915)
       Net income                               (28,400)         (255,604)         (284,004)
                                          -------------     -------------     -------------
Balance, June 30, 1997                    $    (968,309)    $  15,693,915     $  14,725,606
                                          =============     =============     =============


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED) AND 1996
                                ----------------

                                                                       1997             1996
                                                                   ------------     ------------
Cash flows from operating activities:
         Net income (loss)                                         $   (284,004)    $   (300,276)
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Amortization                                              1,925            2,014
                Decrease (increase) in assets:
                       Other assets                                          --          219,153
                       Due from affiliates                              136,022          (13,363)
                Increase (decrease) in liabilities:
                       Accounts payable                                   5,511          (40,363)
                       Due to affiliates                              1,415,057          323,969
                                                                   ------------     ------------
                Net cash provided by (used in)
                    operating activities                              1,274,511          191,134
                                                                   ------------     ------------
Cash flows provided by (used in) investing activities:
         Recovery of portfolio basis                                  1,391,732        3,547,336
         Receivable from West Capital                                        --        1,740,481
         Cash held in trust                                             689,995        1,788,207
         Purchase of investments in distressed loan portfolios         (520,672)        (473,733)
                                                                   ------------     ------------
                Net cash provided by investing activities             1,561,055        6,602,291
                                                                   ------------     ------------
Cash flows provided by (used in) financing activities:
         Redemption of limited partnership units                        (15,000)         (20,000)
         Distributions to partners                                   (1,909,915)              --
                                                                   ------------     ------------
                Net cash used in financing activities                (1,924,915)         (20,000)
                                                                   ------------     ------------
Net (decrease) increase in cash                                         910,651        6,773,425
Cash at beginning of period                                           2,121,545          559,223
                                                                   ------------     ------------
Cash at end of period                                              $  3,032,196     $  7,332,648
                                                                   ============     ============



    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.      Organization and Description of Business

        Performance Asset Management Fund IV, Ltd., A California Limited Partnership ("Partnership"), was formed in October 1992, for the purpose of acquiring investments in or direct ownership of distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in an intrastate offering to residents of California pursuant to the provisions of Section 3(A) (11) of the Securities Act of 1933; however, the Partnership did not begin its primary operations until March 1993. The General Partner is Performance Development, Inc., a California corporation ("General Partner").

        Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the capital of the Partnership plus an amount equal to 6% of remaining unpaid capital contributions which will accumulate until recovery by those limited partners of these capital contributions. Thereafter, Partnership profits, losses, and cash distributions will be allocated 70% these limited partners and 30% to the General Partner.

        Cash and Equivalents

        The Partnership defines cash equivalents as all highly liquid investments with a maturity of three months or less when purchased. The Partnership maintains its cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are swept daily into a master account and invested in high quality, short-term securities. The General Partner believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and the fact that the Partnership has not experienced any losses with cash and equivalent investments.

        Cash Held in Trust

        The General Partner anticipates that the Partnership and similar California limited partnerships for which the General partner serves as their general partner ("PAM Funds") may, in the future, be reorganized and merged with and into one corporation. In an effort to accomplish that reorganization and merger on terms and conditions consistent with the intent of the General Partner, on December 12, 1995, the General Partner, on behalf of the Partnership and the PAM Funds, and the State of California Department of Corporations entered into an agreement pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds are subject to the terms of the Trust's agreement. The Trust was the recipient of a portion of the funds resulting from a settlement of certain litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates.

        The General Partner and the Department of Corporations are currently in disagreement with respect to certain allocations among the trust beneficiaries made by the General Partner. The outcome of this disagreement is anticipated to be resolved in the near future.

        Investments in Distressed Loan Portfolios and Revenue Recognition

        Investments in distressed loan portfolios are carried at the lower of cost, market, or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investments on an individual portfolio basis. Accordingly, income is not recognized until 100% recovery of the original cost of the investment in each portfolio occurs. Estimated net realizable value represents the General Partner's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances will ultimately be collected. Any adjustments to the carrying value of the individual portfolios are recorded in the results of operations.

        Organization Costs, Net

        Organization costs include legal and other professional fees incurred related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at June 30, 1997 and December 31, 1996 totaled $16,818 and $14,893, respectively.

        Income Taxes

        No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners are taxed individually on their share of the Partnership's earnings and losses.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from the estimate.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined with the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated March 31, 1997, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

        RESULTS OF OPERATIONS.

        The Partnership recorded net investment income of $25,494 for the six months ended June 30, 1997, an 83% decrease from $146,851 for the comparable period in 1996. The decrease was primarily attributed to the receipt of proceeds resulting from a settlement agreement with WCFSC in 1996. The settlement agreement terminated all servicing relations with WCFSC and assigned and transferred certain distressed loan portfolios to WCFSC in exchange for the payment of certain funds owed to the Partnership and its affiliates. As a result of the settlement agreement, five portfolios recovered amounts in excess of their investment bases during the first half of 1996, compared to three portfolios for the similar period in 1997. Approximately 2% of portfolio collections received for the six months ended June 30, 1997 was reflected as revenue, compared to 4% for the similar period in 1996.

        Net investment revenue of $25,494 for the six months ending June 30, 1997 is the direct result of portfolio collection proceeds from three portfolios. The remainder of portfolio collections in this period contributed to a 9% reduction of the book value of total investments in distressed loan portfolios. The Partnership did acquire one portfolio during the first half of 1997, which offset the reduction of net assets as a result of portfolio collections recognized as portfolio basis reductions. The Partnership maintains and holds one portfolio which contributes 59% of net investment revenue and two other portfolios which contribute the remaining net investment revenue during the six months ended June 30, 1997. Collections for the months ended April 30, 1997, May 31, 1997, and June 30, 1997, totaled $183,524, $241,347, and
        $246,725, respectively.

        The Partnership received proceeds from portfolio sales of $54,019, of which approximately 99% were recorded as recoveries of investment bases and recorded as portfolio collections for the month ended June 30, 1997. No such proceeds were received for the comparable period ended June 30, 1996. The General Partner continues to believe that proceeds from both collection proceeds and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio account sales should exceed those amounts recorded in the fiscal year ended 1996.

        Total operating expenses of the Partnership decreased 23% to $508,131 for the six months ended June 30, 1997, from $660,119 for the comparable period in 1996. The decrease is due primarily to the reduction of professional fees of 60% to $165,793 for the six months ended June 30, 1997, from $416,886 for the similar period in 1996, attributed to unusually high legal fees in 1996 associated with the settlement agreement with WCFSC. Collection expenses increased 47%, to $167,889 for the six months ended June 30, 1997 from $113,937 for the same period in 1996, due to additional skip trace processing on Partnership debtor accounts conducted to identify and contact additional collection accounts. These procedures are necessary to increase the available active collector accounts in acquired portfolios which eventually contribute to increased collection proceeds. The Partnership also realized a reduction in management fees by 7% to $108,724 for the six months ended June 30, 1997, which was attributed to the reduction of investments in distressed loan portfolios and net assets under management. Operating expenses as a percentage of portfolio collections totaled approximately 4% for the six months ended June 30, 1997 as compared to 2% for the comparable period in 1996.

        Total operating expenses of the Partnership increased 10% to $267,213 for the second quarter of 1997 from $240,918 for the first quarter of 1997. The increase is primarily attributed to the significant increase in collection expenses caused by certain mailing expenses and skip trace processing associated with the purchase and servicing of new portfolios. Management fees decreased 10% for the quarter ended June 30, 1997 to $51,632 from $57,092 due to the continued reduction of net assets under management as a result of additional portfolio basis recoveries recorded in the first quarter of 1997. Professional fees decreased 21% to $73,178, from $92,615 due to a reduction of legal fees associated with account and collection settlements, as well as the WCFSC settlement.

        Total operating expenses of the Partnership as a percentage of portfolio collections increased to 36% for the six months ended June 30 ,1997 from 18% in the comparable period in 1996. This increase relates to unusually high collection proceeds received as a result of the settlement agreement with WCFSC and recorded in the six months ended June 30, 1996. Comparatively, operating expenses as a percentage of portfolio collections increased to 40% for the three months ended June 30, 1997, from 32% from the previous quarter. This increase is due to less than expected collections in the second quarter.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

        The Partnership's total assets decreased approximately 5% to $16,503,101 as of June 30, 1997, from $17,291,452 at December 31, 1996. The decrease was primarily attributed to portfolio collection proceeds of $1,417,226, of which 98% or $1,391,732 were recorded as a reduction of investment portfolio assets. The majority of these collections were ultimately distributed to the limited partners during the quarter. The decrease in cash held in trust (by the Trust) of $689,995 was partially offset by interest income of $136,417 earned by the Trust during the second quarter. The decrease of $136,022 in due from affiliates is primarily the result of payment of prior period collections.

        The increase of $820,309 in due to affiliates during the second quarter of 1997 was due primarily to accrued and unpaid collection expenses, accrued and unpaid management fees, and declared but unpaid distributions to the General Partner. The General Partner also advanced approximately $633,723 to the Partnership in anticipation of acquiring future portfolios.

        The Partnership acquired one new distressed portfolio asset in the second quarter of 1997 from a third party financial institution which specializes in credit card origination. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership believes that the Partnership will continue to acquire low-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure to determine whether such portfolios can generate significant immediate cash flows and provide additional liquidity to the Partnership.

        The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. The General Partner anticipates that the Partnership will suspend distributions to its partners in the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership with other affiliated partnerships and Performance Capital Management ("PCM"),a California corporation and an affiliate of the General Partner. The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire additional portfolio assets in the next twelve months. However, the General Partner will continuously monitor the Partnership's liquidity and evaluate whether additional capital will be necessary for future growth.

        IMPACT OF ADDITIONAL PARTNERSHIP ACQUISITIONS AND RESOURCES ON
        OPERATIONS.

        The General Partner anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, which will result in increased portfolio collections and sales. The General Partner believes that PCM, which serves as the servicer of the Partnership's portfolios of indebtedness, must continue to increase that amount of its collection representatives and human resources in order to supplement such growth to the Partnership. The General Partner, in conjunction with PCM and other affiliated companies and partnerships, is seeking to lease approximately 57,000 square feet of office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move provides the Partnership with the adequate operating facilities for the future growth of the Partnership through the end of 1999.

                           PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

        No additional proceedings have occurred since May 15, 1997, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated May 15, 1997. Reference is made to the Partnership's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I,
        Item 3, "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

        ITEM 2. EXHIBITS AND REPORTS.

        (a)    Exhibits

        Exhibit Number                      Exhibit
        --------------                      -------
               1             Certificate of Limited Partnership Form LP-1
                             (Charter Document) *

               2 Agreement of Limited Partnership (Instrument defining the rights of Security Holders) **

               27            Financial Data Schedule

        * Reference is made to the Partnership's Form 10-KSB, dated March 31, 1997, in which that Certificate of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-QSB.

        ** Reference is made to the Partnership's Form 10-KSB, dated March 31, 1997, in which that Agreement of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Agreement of Limited Partnership a part of this Form 10-QSB.

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: August 18, 1997      Performance Asset Management Fund IV, Ltd.,
                                    A California Limited Partnership
                                             (Registrant)



By:     /s/ VINCENT E. GALEWICK
        ---------------------------------
        Vincent E. Galewick
        President of the General Partner,
        Performance Development, Inc.