Form 10QSB
period 1997-09-30
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1997-11-14
CIK 1021070

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from _________ to _________

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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: N/A
        Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                                     PART I

Item 1. Financial Statements                                                    3

Item 2. Management's Discussion and Analysis or Plan of Operation              10



                                     PART II


Item 1. Legal Proceedings                                                      14

Item 2. Exhibits and Reports                                                   15

        Signatures                                                             16


                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:

        Balance Sheets, September 30, 1997 and December 31, 1996..................... 4

        Statements of Operations, For the Three and Nine Months Ended September 30,
               1997 and September 30, 1996........................................... 5

        Statements of Partnership Capital, For the Nine Months Ended
               September 30, 1997 and Year Ended December 31, 1996................... 6

        Statements of Cash Flows, For the Nine Months Ended September 30,
               1997 and September 30, 1996........................................... 7

        Footnotes to Financial Statements ........................................... 8

The financial statements have been prepared by Performance Asset Management Fund IV, Ltd., A California Limited Partnership ("Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Partnership's financial statements for the year ended December 31, 1996. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS


                                                     1997          1996
                                                  -----------  -----------
Cash and equivalents                              $ 4,031,952  $ 2,121,545
Cash held in trust                                  2,815,791    5,834,268
Investments in distressed loan portfolios, net      7,857,350    9,091,186
Due from affiliate                                         --      136,022
Other assets                                          104,977      104,977
Organization costs, net                                   612        3,454
                                                  ===========  ===========
         Total assets                             $14,810,682  $17,291,452
                                                  ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                 $     5,350  $     6,351
Due to affiliates, net                                509,522      350,576
                                                  -----------  -----------
         Total liabilities                            514,872      356,927
                                                  -----------  -----------

Commitments and contingencies

Partners' capital                                  14,295,810   16,934,525
                                                  ===========  ===========
         Total liabilities and partners' capital  $14,810,682  $17,291,452
                                                  ===========  ===========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                             -------------------------   -------------------------
                                                 1997          1996         1997           1996
                                             -----------   -----------   -----------   -----------
Portfolio collections                        $   630,035   $   749,724   $ 2,047,261   $ 4,443,911
Less: portfolio basis recovery                   606,690       748,714     1,998,422     4,296,050
                                             -----------   -----------   -----------   -----------
                Net investment income             23,345         1,010        48,839       147,861
                                             -----------   -----------   -----------   -----------
Cost of operations:
         Collection expense                       47,988         6,409       215,877       120,346
         Management fee expense                   52,010        46,498       160,734       163,691
         Professional fees                         2,359       213,625       168,152       630,511
         Amortization                                917           828         2,842         2,842
         General and administrative expense        1,176         9,171        64,976        19,260
                                             -----------   -----------   -----------   -----------
                Total operating expenses         104,450       276,531       612,581       936,650
                                             -----------   -----------   -----------   -----------
Income (loss) from operations                    (81,105)     (275,521)     (563,742)     (788,789)
Other income:
         Interest                                (21,303)       86,724       167,337       288,165
         Other income                                  0         2,400         9,993        13,951
                                             ===========   ===========   ===========   ===========
Net income (loss)                            ($  102,408)  ($  186,397)  ($  386,412)  ($  486,673)
                                             ===========   ===========   ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                STATEMENTS OF PARTNERS' CAPITAL (DEFICIT) FOR THE
      NINE MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)


                                          GENERAL         LIMITED
                                          PARTNER        PARTNERS        TOTAL
                                        ------------   ------------   ------------
Balance, December 31, 1995              ($   516,291)  $ 19,815,741   $ 19,299,450
       Redemption of partnership units            --        (40,000)       (40,000)
       Distributions                        (159,334)    (1,433,425)    (1,592,759)
       Net loss                              (73,217)      (658,949)      (732,166)
                                        ------------   ------------   ------------
Balance, December 31, 1996                  (748,842)    17,683,367     16,934,525
       Redemption of partnership units            --        (25,000)       (25,000)
       Distributions                        (222,903)    (2,004,400)    (2,227,303)
       Net income                            (38,641)      (347,771)      (386,412)
                                        ============   ============   ============
Balance, September 30, 1997             ($ 1,010,386)  $ 15,306,196   $ 14,295,810
                                        ============   ============   ============



    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                    1997          1996
                                                                 -----------   -----------
Cash flows from operating activities:
         Net income (loss)                                         ($386,412)    ($486,673)
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                Amortization                                           2,842         2,842
                Decrease (increase) in assets:
                       Other assets                                       --       219,153
                       Due from affiliates                           136,022       489,650
                Increase (decrease) in liabilities:
                       Accounts payable                               (1,001)      (37,088)
                       Due to affiliates                             158,946        (8,250)
                                                                 -----------   -----------
                Net cash provided by (used in)
                    operating activities                             (89,603)      179,634
                                                                 -----------   -----------
Cash flows provided by (used in) investing activities:
         Recovery of portfolio basis                               1,998,422     4,296,050
         Receivable from West Capital                                     --     1,937,718
         Cash held in trust                                        3,018,477      (498,793)
         Purchase of investments in distressed loan portfolios      (764,586)   (2,904,293)
                                                                 -----------   -----------
                Net cash provided by investing activities          4,252,313     2,830,682
                                                                 -----------   -----------
Cash flows provided by (used in) financing activities:
         Redemption of limited partnership units                     (25,000)      (35,000)
         Distributions to partners                                (2,227,303)     (637,122)
                                                                 -----------   -----------
                Net cash used in financing activities             (2,252,303)     (672,122)
                                                                 -----------   -----------
Net (decrease) increase in cash                                    1,910,407     2,338,194
Cash at beginning of period                                        2,121,545       559,223
                                                                 ===========   ===========
Cash at end of period                                            $ 4,031,952   $ 2,897,417
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

        Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the capital of the Partnership plus an amount equal to 6% annually of remaining unpaid capital contributions which will accumulate until recovery by those limited partners of these capital contributions. Thereafter, Partnership profits, losses, and cash distributions will be allocated 70% to the limited partners and 30% to the General Partner.

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

        The General Partner and the Department of Corporations currently disagree regarding certain allocations among the Trust beneficiaries made by the General Partner. The outcome of this disagreement is anticipated to be resolved in the near future.

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

        Organization Costs, Net

        Organization costs include legal and other professional fees incurred related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Accumulated amortization at September 30, 1997 and December 31, 1996 totaled $17,735 and $14,893, respectively.

        Income Taxes

        No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners are taxed individually on their share of the Partnership's earnings and losses.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from the estimate.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS.

        The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined with the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "could", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated March 31, 1997, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

        RESULTS OF OPERATIONS.

        The Partnership recorded net investment income of $48,839 for the nine months ended September 30, 1997, a 67% decrease from $147,861 for the comparable period ended September 30, 1996. The decrease was primarily attributed to the receipt of proceeds resulting from a settlement agreement with WCFSC in 1996. The settlement agreement terminated all servicing relations with WCFSC and assigned and transferred certain distressed loan portfolios to WCFSC in exchange for the payment of certain funds owed to the Partnership and its affiliates. Approximately 3% of portfolio collections received for the nine months ended September 30, 1997 was reflected as net investment income which is comparable to the similar period in 1996.

        Net investment revenue of $48,839 for the nine months ending September 30, 1997 is the direct result of portfolio collection proceeds from three portfolios. The remaining portfolio collections of $1,998,422 contributed to a 14% reduction to the book value of total investments in distressed loan portfolios. The Partnership acquired one portfolio during the third quarter of 1997, which offset the reduction of net assets as a result of portfolio collections recognized as portfolio basis reductions. The Partnership maintains and holds one portfolio which contributes 49% of net investment revenue and two other portfolios which contributed the remaining net investment revenue during the nine months ended September 30, 1997. Collections for the months ended July 31, 1997, August 30, 1997, and September 30, 1997, totaled $249,655,
        $189,586, and $190,794, respectively.

        The Partnership received proceeds from portfolio sales of $40,691, of which 99% were recorded as recoveries of investment bases and reflected as portfolio collections for the three months ended September 30, 1997. No such proceeds were received for the comparable period ended September 30, 1996. The General Partner continues to believe that proceeds from both collection proceeds and portfolio account sales will increase in subsequent periods and estimates that proceeds from portfolio account sales should exceed those amounts recorded in the fiscal year ended 1996.

        Total operating expenses of the Partnership decreased 35% to $612,581 for the nine months ended September 30, 1997, from $936,650 for the comparable period in 1996. The decrease is due primarily to a reduction of professional fees of 73% to $168,152 for the nine months ended September 30, 1997, from $630,511 for the similar period in 1996, attributed to unusually high legal fees in 1996 associated with the settlement agreement with WCFSC. Collection expenses increased 79%, to $215,877 for the nine months ended September 30, 1997 from $120,346 for the same period in 1996, due to additional skip trace processing on Partnership debtor accounts conducted to identify and contact additional collection accounts. These procedures are necessary to increase the available active collector accounts in acquired portfolios which eventually contribute to increased collection proceeds. The Partnership also realized a reduction in management fees by 2% to $160,734 for the nine months ended September 30, 1997, from $163,691 for the same period in 1996, which was attributed to the reduction of investments in distressed loan portfolios and net assets under management. Operating expenses as a percentage of portfolio collections totaled 30% for the nine months ended September 30, 1997 as compared to 21% for the comparable period in 1996.

        Total operating expenses of the Partnership decreased 62% to $104,450 for the third quarter of 1997 from $276,531 for the same period in 1996. The decrease is primarily attributed to a 99% reduction in professional fees. This decrease is directly related to the reduction of legal fees associated with the WCFSC settlement in 1996. General and administrative fees decreased 87% for the quarter ended September 30, 1997 to $1,176 from $9,171 for the same period in 1996, primarily due to printing expenses associated with the annual report. The increase in collection expenses of 649% to $47,988, for the three months ended September 30, 1997, from $6,409 for the comparable period ended September 30, 1996, is caused by certain mailing expenses and skip trace processing associated with the purchase and servicing of new portfolios.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

        The Partnership's total assets decreased approximately 14% to $14,810,682 as of September 30, 1997, from $17,291,452 at December 31,
        1996. The decrease was primarily attributed to portfolio collection proceeds of $2,047,261 of which 98% or $1,998,422 were recorded as a reduction of investment portfolio assets. The decrease in cash held in trust (by the Trust) of $3,018,477 was primarily attributed to the reallocation of the funds held in trust to the PAM Funds involved in the Trust. The decrease of $136,022 in due from affiliates is the result of payment of prior period collections.

        The increase of $158,946 in due to affiliates was due primarily to unpaid collection expenses, accrued and unpaid management fees, and declared but unpaid distributions to the General Partner.

        The Partnership acquired one new distressed portfolio asset in the third quarter of 1997, and anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership continues to believe that the Partnership will continue to acquire low-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure to determine whether such portfolios can generate significant immediate cash flows and provide additional liquidity to the Partnership.

        The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. The General Partner has suspended distributions to its partners in the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership with other affiliated partnerships and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"). The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire additional portfolio assets in the next twelve months. However, the General Partner will continuously monitor the Partnership's liquidity and evaluate whether additional capital will be necessary for future growth.

        IMPACT OF ADDITIONAL PARTNERSHIP ACQUISITIONS AND RESOURCES ON
        OPERATIONS.

        The General Partner anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, which will result in increased portfolio collections and sales. The General Partner believes that PCM, which serves as the servicer of the Partnership's portfolios of indebtedness, must continue to increase that amount of its collection representatives and human resources in order to supplement such growth to the Partnership. The General Partner, in conjunction with PCM and other affiliated companies and partnerships is seeking to lease office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move provides the Partnership with adequate operating facilities for the future growth of the Partnership.

        The General Partner, on behalf of the Partnership, has filed the necessary documents, dated November 4, 1997, with the Securities and Exchange Commission to merge the Partnership, other affiliated partnerships ("Affiliated Partnerships") and PCM with Performance Asset Management Company, a Delaware corporation ("Company"), whereby the company shall acquire, by merger, all of the assets of the Partnership, PCM and the Affiliated Partnerships. The proposed merger transaction contemplates that the Partnership and the Affiliated Partnerships shall receive shares of common stock of the Company in exchange for their assets. On the winding up and dissolution of the Partnership and the Affiliated Partnerships, those shares of that common stock shall be distributed to the non dissenting limited partners in exchange for their units. The Partnership and the Affiliated Partnerships shall cease to exist by operation of law upon completion of their winding up and dissolution. Additionally, the shares of common stock of the Company that are received shall be registered for trading or other resale transactions.

                           PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

        Reference is made to the Partnership's Form 10-KSB dated March 31, 1997, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

        On or about October 31, 1997, SunAmerica, Inc., a Maryland corporation; SunAmerica Life Insurance Company, an Arizona corporation; WCFSC; and WCFSC Special Purpose Corporation, a California corporation, as Plaintiffs, filed a Complaint in United States District Court for the Central District of California alleging (i) violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated pursuant thereto; (ii) fraud and deceit, and (iii) gross negligence. Specified in that Complaint as Defendants are Vincent E. Galewick, President of the General Partner; the Partnership; the Affiliated Partnerships; and the General Partner ("Performance Defendants"). That Complaint, in essence, alleges that Michael A. Joplin, the then President of WCFSC, engaged in wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of certain securities. Additionally, that Complaint alleges that the Performance Defendants participated in that conduct.

        None of the Performance Defendants participated, either directly or indirectly, in any wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of those securities.

        As part of their settlement of the various disputes with WCFSC, the Performance Defendants entered into a thorough and comprehensive Mutual General Release ("Release"). Pursuant to the provisions of the Release, WCFSC, for itself and its shareholders, officers, directors, affiliates, agents, successors, and assigns, forever and unequivocally released, acquitted and discharged the Performance Defendants and their officers, directors, employees, shareholders, partnerships, affiliates, agents, successors, and assigns. Therefore, it is the opinion of counsel for the Performance Defendants that the Performance Defendants have been completely and unconditionally released from any liability resulting from their relationships and transactions with WCFSC.

        The Performance Defendants deny each and every allegation in that litigation matter and shall defend that litigation matter vigorously. It is the opinion of counsel for the Performance Defendants that any resolution of that litigation matter should be resolved favorably for the Performance Defendants and, therefore, the resolution of that litigation matter should not (i) affect the ability of the General Partner to function as the General Partner and manage operations of the Partnership or (ii) materially and adversely affect the General Partner, the Partnership or the Affiliated Partnerships.



        ITEM 2.EXHIBITS AND REPORTS.


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

Dated: November 10, 1997    Performance Asset Management Fund IV, Ltd.,
                            A California Limited Partnership
                                     (Registrant)

By:     /s/ Vincent E. Galewick
        ------------------------------
        Vincent E. Galewick
        President of the General Partner,
        Performance Development, Inc.

                                EXHIBIT INDEX
                                -------------


Exhibit                           Description
-------                           -----------
   27                Financial Data Schedule