Form 10KSB
period 1997-12-31
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1998-03-31
CIK 1021070

Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the Fiscal Year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to _____



                       Commission file number  0-28710


  Performance Asset Management Fund IV, Ltd., A California Limited Partnership
  ----------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


              California                              33-0548134
  ---------------------------------              ---------------------------
     (State or other jurisdiction                (IRS Employer Identification
  of incorporation or organization)                   No.)


        4100 Newport Place, Suite 400, Newport Beach, California 92660
        --------------------------------------------------------------
                   (Address of principal executive offices)


                                (714) 261-2400
                         --------------------------
                         (Issuer's telephone number)


Securities to be registered under Section 12 (b) of the Act:

       Title of each class                    Name of Each Exchange
       to be so registered:                    on which each class

               None                                  None


Securities to be registered under Section 12 (g) of the Act:

                              (Title of Class)
                   Limited Partnership Interests ("Units")

                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD,
                      A CALIFORNIA LIMITED PARTNERSHIP

                           INDEX TO FORM 10-KSB



                                  PART I

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders


                                 PART II

Item 5.  Market for Units and Related Matters for Holders in
         Interest

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits

Signatures

                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                  PART I


ITEM 1.   Description of Business.

Formation of Partnership.

     Performance Asset Management IV, Ltd. A California Limited
Partnership, was formed on October 21, 1992, as a limited partnership in California pursuant to the provisions of the Revised Limited
Partnership Act of the State of California ("Partnership").  The
Partnership offered and sold 11,480 limited partnership interests ("Units") at a purchase price of $2,500.00 per Unit. The offer and sale of the Units were exempt from the registration requirements of Section 5 of the Securities Act of 1933 ("Securities Act") because the Units were offered and sold only to residents of the State of California. The Partnership satisfied the requirements for the exemption from such registration specified by the provisions of Section 3(A)(11) of the Securities Act and Rule 147 promulgated pursuant thereto. The Units were qualified by permit with the State of California Department of Corporations ("Department") for offer and sale
in the State of California.   The total amount contributed to the
capital of the Partnership from purchasers of Units ("Limited Partners")
was $28,700,000.  As of March 1, 1998, the Partnership had 1,441
Limited Partners.   The executive offices of the Partnership are
located at 4100 Newport Place, Suite 400, Newport Beach, California
92660.  The Partnership's telephone number is (714) 566-3400.

The General Partner.

     Performance Development, Inc., a California corporation and the General Partner of the Partnership ("General Partner"), was formed in June 1990 to engage in various aspects of the investment banking industry. The General Partner is also the General Partner for various other California limited partnerships.

Business of the Partnership.

	The Partnership is engaged in the business of acquiring assets originated by federal and state banking and savings institutions, loan agencies, and other sources, for the purpose of generating income and cash flow from managing, operating, collecting, servicing, or selling those assets. Typically, those assets consist of charged off credit card contracts, secured and unsecured commercial and consumer loans, personal property, notes receivable, and other forms of indebtedness.
Those assets, typically, are purchased and sold as portfolios ("Portfolios").

	The General Partner, on behalf of the Partnership, has entered into joint venture agreements with Performance Capital Management, Inc. ("PCM"), a California corporation and an Affiliate * of the General Partner, pursuant to the provisions of which PCM provides acquisition, collection and servicing activities for the Partnership. Presently, the General Partner intends for the Partnership to continue its joint venture relationship with PCM. The joint venture agreements generally provide that all distributions are shared by the venturers in proportion to their respective percentage interests, generally 55% to 65% for the Partnership and 35% to 45% for PCM. The General Partner has concentrated on purchasing Portfolios for the Partnership, which have the potential to generate cash flow to the Partnership with effective servicing and collection efforts. The objective of the Partnership is to maximize gain or income from the Portfolios purchased with the least amount of expenditure for servicing and collection efforts. The Partnership acquires the Portfolios from PCM. The Portfolios, acquired from third-parties, are sold to the Partnership by PCM for amounts determined by the General Partner to be reasonable, customary, and competitive in light of the size, type and character of the acquired portfolios and consistent with the limited partnership agreement. The Partnership utilizes the services of PCM to manage, service, and collect on the Portfolios. Additionally, the Partnership sells Portfolios and portions of Portfolios in those circumstances in which the General Partner determines that such sales are in the best interests of the Partnership.

* The term Affiliate means (i) any person who directly or indirectly controls or is controlled by or under a common control with another person or entity, (ii) a person owning or controlling 10% or more of the outstanding voting securities of such other person or entity (iii) any officer or director of such other person or entity, or (iv) any person who is an officer, director, general partner, trustee, or holder of 10% or more of the voting securities or beneficial interests of any of the foregoing.

Bulk Portfolios.

	Typically, loan accounts are sold by the originating lenders in bulk Portfolios that range in size from tens of thousands to multi-hundred million dollars in outstanding principal balances. These Portfolio sales usually consist of a large quantity of charged off credit card contracts, automobile deficiencies, secured and unsecured consumer installment loans, commercial loans, and other forms of indebtedness. Although typically only a relatively small percent of the total outstanding principal balances of most Portfolios purchased by the Partnership can be collected, most of those Portfolios have been purchased at discounts sufficient enough that, when coupled with effective servicing and collection efforts, profits can be realized and the Partnership's objectives can be fulfilled. The Partnership has sold certain acquired Portfolios, or portions thereof, to various third parties. Profits from such sales have been used to acquire additional assets for the Partnership and to distribute cash to the Partners.

Acquisition of Portfolios.

	Because of the experience of PCM in Portfolio acquisition transactions, PCM is recognized by the institutions selling charged off commercial and consumer indebtedness as one of the larger purchasers of distressed consumer indebtedness. PCM generally relies on its own contacts and relationships for acquisitions of Portfolios.

	Upon contacting or being contacted by a potential seller of Portfolios, PCM will normally request that certain data be submitted for due diligence purposes. By reviewing that data, PCM and the General Partner analyze the respective Portfolios by checking an array of information, including data integrity, deciphering statutes of limitations by state, and incorporating other methods to check the individual debtors status. By completing the due diligence process and considering the pertinent information regarding a potential Portfolio acquisition, PCM and the General Partner can approximate the value of that Portfolio and extend an offer to purchase that Portfolio on terms which should enable the Partnership to collect, service and manage that Portfolio for a profit.

	The General Partner anticipates that the Partnership will continue to purchase Portfolios. In past years, the Partnership has acquired certain Portfolios which have accounts that have been rewritten with terms and conditions different from the original obligations. The General Partner anticipates that the Partnership will not plan to acquire such Portfolios in the future unless such an opportunity arises and the General Partner believes that this opportunity will achieve the objectives of the Partnership.

	Investments in Portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected on the distressed indebtedness acquired by the Partnership are treated as a reduction to the carrying basis of the related investment on an individual Portfolio basis. Accordingly, income is not recognized by the Partnership until recovery of 100% of the original cost of the investment of the Partnership on a Portfolio by Portfolio basis occurs. Estimated net realizable value represents the estimate of the General Partner, based upon the General Partner's present plans and intentions, of the present value of future collections. As a result of the distressed nature of the loans comprising the Portfolios, there is no assurance that the unpaid principal balances of those loans will be collected. Any adjustments to the carrying value of the individual Portfolios are recorded in results of operations.

	As of December 31, 1997, and 1996, the Partnership had investments in Portfolios with remaining values of $7,255,916 and $9,091,186, respectively. Collections obtained by the Partnership on investments in these Portfolios totaled $2,770,309 and $5,235,693 during the years ended December 31, 1997 and 1996, respectively.

            Type of Portfolio                  1997          1996
          -------------------------------  ----------     ----------
          Credit Card Accounts             $5,274,087     $6,947,644
          Consumer Loans                    1,666,157      1,795,999
          Notes secured by Deeds of Trust     315,672        347,543
                                           ----------     ----------
                TOTALS                     $7,255,916     $9,091,186
                                           ==========     ==========

     The Partnership has acquired two Portfolios and twelve Portfolios totaling $849,690 and $4,474,765 during the years December 31, 1997 and 1996, respectively.

Servicing and Collection of Portfolios.

     Once a Portfolio is purchased, generating cash flow involves a rigorous campaign to locate and contact the maximum number of individual debtors. The General Partner and its Affiliates continuously utilize shared data and technology, as well as various third party databases, in an attempt to locate individual debtors.
Once a debtor is contacted, the collection representative begins negotiating various payment and settlement options. These options can include payments in full for all outstanding obligations, discounted settlements and short-term payment plans. Normally, because the cost basis is extremely low for each account, collection representatives can offer more attractive settlement and payment options to individual debtors than those debtors have been offered by the originating lender or contingent collection firms.

     The Partnership utilizes the services of PCM exclusively for managing, servicing, and collecting the Partnership's Portfolios. Therefore, the Partnership is dependent upon PCM for those management, servicing, and collection services. The compensation paid by the Partnership to PCM for those services is no less favorable to the Partnership than that compensation which would be paid by the Partnership to equally qualified but unaffiliated persons.

     The Partnership is completely dependent on PCM for managing, servicing and collecting the Partnership's Portfolios. The General
Partner is confident that in the event, for whatever reason, PCM would be unable to collect, manage and service those Portfolios, the General Partner will be able to retain for the benefit of the Partnership, another competently qualified entity to service, manage and collect those Portfolios for the Partnership, with minimum disruption to the business of the Partnership.

Settlement with West Capital Financial Services Corp.

     Prior to March 1996, the Partnership also utilized the collection services of West Capital Financial Services Corp., a California corporation ("WCFSC") pursuant to a servicing agreement entered into in 1992. In 1994, the General Partner desired to utilize a portion of the Partnership's revenues and cash flow for the purpose of causing the Partnership to acquire an ownership interest in WCFSC. In order to effectuate that acquisition, on April 8, 1994 the General Partner, on behalf of the Partnership and four other similar California partnerships ("PAM Funds"), entered into a Stock Acquisition Agreement ("Stock Agreement") with WCFSC. The purpose of the Stock Agreement was to acquire, for the Partnership and the PAM Funds, 1,000 shares of no par common stock of WCFSC, which 1,000 shares would represent 50% of the then issued and outstanding no par common shares of WCFSC. The
Stock Agreement provided that certain PAM Funds, including the Partnership, would receive credits for approximately $1,881,950 due to those PAM Funds from WCFSC, and the Partnership and the PAM Funds would then remit cash to WCFSC in the amount of $1,970,000 that was received from collections on certain Portfolios during the 5 month period subsequent to the date on which the Stock Agreement was signed.

	Certain differences of opinion developed between the General
Partner and WCFSC regarding the terms and conditions of the Stock
Agreement. As a result, the General Partner, for the benefit of the Partnership, the PAM Funds and Affiliates commenced litigation against WCFSC and certain of its affiliates ("WCFSC Dispute").

	On February 8, 1996, the parties to the WCFSC Dispute entered into a Settlement Agreement and mutual general release ("Settlement Agreement") for the purpose of settling and resolving any and all disputes existing between the various parties to the WCFSC Dispute. The Settlement Agreement resulted in the dismissal of the WCFSC Dispute; release by all parties of all claims against other involved parties, including those claims relating to the Stock Agreement; and assignment and transfer by the Partnership and the its Affiliates to WCFSC of certain distressed loan Portfolios.

	The Settlement Agreement required that WCFSC pay to the Partnership and its Affiliates $16,194,850 in exchange for the general release, by the Partnership and its Affiliates, of WCFSC and its Affiliates from the claims asserted in the WCFSC Dispute. The
Settlement Agreement also required the sale to WCFSC by the Partnership and its Affiliates of certain interests of the Partnership and its Affiliates in certain Portfolios, and the transfer by the Partnership and its Affiliates to WCFSC of various other assets and rights. In addition, the Settlement Agreement required the establishment of a defense fund of $250,000 that is available to pay legal costs and fees incurred by WCFSC to defend any and all actions which may be brought by limited partners in the PAM Funds or the Partnership. To date no such actions have been brought. The defense fund terminates in July of 1999. Any remaining funds and earned interest will be distributed to the Partnership and the PAM Funds.

	The proceeds from the Settlement Agreement were allocated to the Partnership and its Affiliates, including other PAM Funds, by the General Partner in accordance with the respective interests of the Partnership and its Affiliates. Accordingly, the Partnership was allocated $4,304,815 of the total settlement proceeds.

	The Settlement Agreement was approved by 88.7% of the Limited Partners of the Partnership; 0.6% of the Limited Partners of the Partnership disapproved the Settlement Agreement; and 10.7% of the Limited Partners of the Partnership provided no response regarding the approval of the Settlement Agreement.

	Additionally, 91.12% of all the Limited Partners in the PAM Funds, in the aggregate, executed a general release in favor of WCFSC.

Reorganization of Partnership.

	The General Partner is considering the merger, combination, reorganization, and rollup ("Rollup") of the PAM Funds, including the Partnership, into Performance Asset Management Company, a Delaware corporation ("PAMCO"). The General Partner is aware of the various federal and state rules and regulations regarding the Rollup, and the

General Partner intends to comply with those rules and regulations. In an effort to assure compliance with those rules and regulations, the General Partner engaged in conversations with representatives from the State of California Department of Corporations ("Department") regarding the Rollup. The General Partner and representatives of the Department determined that to accommodate the purposes of the General Partner and to expedite, as much as possible, the Rollup, that the Performance Asset Management Fund Trust be established ("Trust"). Accordingly, on or about December 8, 1995, the Trust was established. The Trustee of the Trust is Michael Wachtell, Esq., with the law firm of Buchalter, Nemer, Fields & Younger, in Los Angeles, California. As of December 31, 1997, the total amounts on deposit in the Trust totaled $7,628,216 including $2,849,998 which is for the direct benefit of the Partnership.

Employees.

     The Partnership does not have any employees. The General Partner does not have any employees. The human resources requirements of the Partnership for 1997 were furnished by Vision Capital Services, Corp. a California corporation ("Vision") and an affiliate of the General Partner. Vision was formed in January 1997 to serve as an employment service bureau to PCM, the General Partner, and the PAM Funds. All employees, while directly employed by Vision, work for the benefit of PCM, the General Partner, and the PAM funds. The Partnership pays the General Partner a fee equal to the actual wages paid by Vision. The Partnership also reimburses Vision for any additional expenditures paid by Vision on the Partnership's behalf. Fees and expenses paid by the Partnership to Vision are not less favorable to the Partnership than those that would be paid by the Partnership to equally qualified but unaffiliated persons. In 1996 the services performed by Vision were performed by Spectrum Capital Management, Inc. ("SCM") under a similar reimbursement arrangement.

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

Environmental Compliance.

     Due to the nature of the Partnership's business and the General Partner's business, the Partnership is not subject to any significant costs of regulatory compliance with respect to federal, state and local environmental laws and rulings, and does not anticipate any significant expenses associated with such laws or rulings in the future. Due to the nature of the Partnership's business and the General Partner's business, the Partnership is not subject to any significant costs of regulatory compliance with respect to federal, state and local environmental laws and rulings, and does not anticipate any significant expenses associated with such laws or rulings in the future.

Item 2.  Description of Property.

Investment Policies.

     The Partnership's plan of business provides for the acquisition of various types of income producing assets from various sources for the purpose of generating revenue and cash available for distribution to the Partners and can not be amended without a vote of the Limited Partners. The present intentions of the General Partner are to continue to acquire Portfolios. The General Partner has no current intention of acquiring investments in real estate or interests in real estate. The Partnership is not subject to any restrictions or limitations on the percentage of assets which may be invested in any one type of investment.

Property held by the Partnership.

	The Partnership held the following investment property as of December 31st:

              Property                         1997           1996
     -----------------------------          ----------     ----------
     Cash Held in Trust                     $2,849,998     $3,547,268
     Net Investments in Portfolios           7,255,916      9,091,186

     The PAM Funds and the Partnership have interests in cash and equivalents totaling $7,628,216 which was distributed by WCFSC to the Trust and used for the benefit of, among other parties, the Partnership. The Partnership's portion of such amounts is included as Cash Held in Trust at December 31, 1997.

	Portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected on the loans acquired by the Partnership are treated as a reduction to the carrying basis of the related Portfolio. Accordingly, income is not recognized by the Partnership until recovery of 100% of the cost to the Partnership of the respective Portfolio. Estimated net realizable value represents the General Partner's estimate, based on its present plans and intentions, of the present value of future collections. As a result of the distressed nature of the loans comprising the Portfolios, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances of those loans will be collected. Any adjustments to the carrying value of the individual Portfolios are recorded in results of operations.

Executive Office.

     The General Partner's and Partnership's executive offices are located in Newport Beach, California in a facility of approximately
15,000 square feet, which is shared among a number of affiliated companies. Neither the General Partner nor the Partnership is a party to the lease for these offices.

Item 3. Legal Proceedings.

Legal Proceedings.

     There are no legal actions pending against the Partnership nor are any such legal actions contemplated except as specified below. The General Partner and certain of its Affiliates are involved in the litigation specified below.

     On or about October 31, 1997, SunAmerica, Inc., a Maryland corporation; SunAmerica Life Insurance Company, an Arizona corporation; WCFSC; and WCFSC Special Purpose Corporation, a California corporation, as Plaintiffs, filed a Complaint in United States District Court for the Central District of California alleging (I) violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated pursuant thereto; (ii) fraud and deceit; and (iii) gross negligence. Specified in the Complaint as Defendants are Vincent E. Galewick, President of the General Partner; the Partnerships; and the General Partner ("Performance Defendants"). That Complaint, in essence, alleges that Michael A. Joplin, the then President of WCFSC, engaged in wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of certain securities. Additionally, that Complaint alleges that the Performance Defendants participated in that conduct.

     None of the Performance Defendants participated, either directly or indirectly, in any wrongful, deceptive and fraudulent conduct in connection with the purchase and sale of those securities.

     As part of their settlement of various disputes with WCFSC, the Performance Defendants entered into a thorough and comprehensive Mutual General Release ("Release"). Pursuant to the provisions of the Release, WCFSC, for itself and its shareholders, officers, directors, affiliates, agents, successors, and assigns, forever and unequivocally released, acquitted and discharged the Performance Defendants and their officers, directors, employees, shareholders, partnerships, affiliates, agents, successors, and assigns. Therefore, it is the opinion of counsel for the Performance Defendants that the Performance Defendants have been completely and unconditionally released from any liability arising from their relationships and transactions with WCFSC.

	The Performance Defendants deny each and every allegation in that litigation matter and shall defend that litigation matter vigorously. Moreover, Plaintiffs in that lawsuit have represented to the court that they are amending their complaint. On or about March 10, 1998,
Plaintiffs attorney filed a declaration under penalty of perjury with the court which stated that, Based on Plaintiffs investigations to date, defendants Vincent Galewick, Performance Development, Inc. and Performance Asset Management Funds, Ltd. are not expected to be named
as defendants in the amended complaint.   It is the opinion of counsel
for the Performance Defendants that all the Performance Defendants may be dismissed from that lawsuit. Moreover, it is the opinion of counsel for the Performance Defendants that any resolution of that litigation matter other than dismissal should be resolved favorably for the Performance Defendants and, therefore, the resolution of that litigation matter should not (i) affect the ability of the General

Partner to function as the General Partner and manage operations of the Partnerships, or (ii) materially and adversely affect the General
Partner or the Partnerships.

     The General Partner, Income Network Company, and Vincent E. Galewick are named as Defendants in a pending litigation matter entitled Margarita K. Kanne and Louis H. Knoop v. Sundance Resources; Prospect Fund, 1991 II et al. In that action the Plaintiffs allege violations of certain provisions of the California Corporations Code and the Securities Act and common law fraud. The General Partner, Income Network Company, and Mr. Galewick deny each and every such allegation in that litigation matter and are defending that litigation matter vigorously. The causes of action alleged in that litigation matter against the defendants regarding those violations of the California Corporations Code and the Securities Act were dismissed by summary adjudication entered in favor of those defendants. It is the opinion of counsel for the General Partner that any resolution of that litigation matter should not (i) affect the ability of the General Partner to function as the General Partner and manage operations of the Partnerships or (ii) materially and adversely affect the General Partner or the Partnerships. Moreover, it is the opinion of counsel for the Company that any resolution of that litigation matter should not materially and adversely effect the (i) Company or (ii) the Merger.

Indemnification of General Partner.

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

	The Partnership Agreement also provides that, to the extent permitted by law, the Partnership shall indemnify the General Partner against liability and related expenses (including attorney's fees) incurred in dealings with third parties; provided, however, the conduct of the General Partner is consistent with the standards described in the preceding paragraph. The General Partner is not indemnified against liabilities occurring pursuant to the provisions of the Securities Act. The Partnership shall not pay for any insurance insuring the liability of the General Partner or any other persons for actions or omissions for which indemnification is not permitted by the Partnership Agreement; provided, however, the General Partner may be an additional insured party on policies obtained for the benefit of the Partnership to the extent there is no additional cost to the Partnership or decrease in the insurance proceeds payable to the Partnership.

Disclosure of Commission's Position on Indemnification for Securities Act Liabilities

     INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE ACT MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT
TO THE FOREGOING PROVISIONS, THE COMPANY HAS BEEN INFORMED THAT IN THE OPINION OF THE COMMISSION SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS, THEREFORE, UNENFORCEABLE.

Bankruptcy Proceedings

	The Partnership has not been a party, directly or indirectly, to any bankruptcy, receivership, or similar proceedings.

Reorganization

	The Partnership is not now a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business; provided, however, it is contemplated that the PAM Funds, including the Partnership, shall be reorganized, merged, consolidated, and rolled up with and into PAMCO.

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

                                PART II.

Item 5. Market for Units and Related Matters for Holders in Interest.

     The Units are not publicly traded or transferable to other purchases. Accordingly, no market information is provided.

     As of March 1, 1998, the Partnership had 1,441 Limited Partners holding Units of interests in the Partnership.

     The Partnership provided cash distributions of $2,004,399 and $1,433,425 to Limited Partners during the years ended December 31, 1997 and 1996, respectively. The Partnership recorded distributions of $222,907 and $159,334 to the General Partner during the years ended December 31, 1997 and 1996, respectively. Distributions have been suspended in anticipation of the reorganization and merger of the Partnership with similar affiliated Partnerships into PAMCO.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of the Year ended December 31, 1997 to the Year Ended
December 31, 1996.

     Collections from the Partnership's Portfolios decreased approximately 47% to $2,770,309 for the year ended December 31, 1997, from $5,235,693 for the comparable period in 1996. This decrease in collections was primarily attributable to the one-time proceeds received from the Settlement Agreement with WCFSC in 1996 which provided for, among other things, the sale of Partnership Portfolios to WCFSC for proceeds of $1,947,394. Subsequent to April 1996, PCM provided all servicing and collection services for the Partnership and will continue to do so. The Partnership, in conjunction with PCM and other affiliated Partnerships, also sold portions of previously acquired Portfolios to independent third-party purchasers. Proceeds recorded from such sales totaled $93,086 for the period ended December 31, 1997.

     Collections from the Partnership's Portfolios decreased approximately 47% to $2,770,309 for the year ended December 31, 1997, from $5,235,693 for the comparable period in 1996. This decrease in collections was primarily attributable to the one-time proceeds received from the Settlement Agreement with WCFSC in 1996 which provided for, among other things, the sale of Partnership Portfolios to WCFSC for proceeds of $1,947,394. Subsequent to April 1996, PCM provided all servicing and collection service.

	Net investment income decreased approximately 43% to $85,349 from $150,347 due to the newness of Portfolios; the Partnership has yet to recover 100% of its investment basis in those new Portfolios. During the year ended December 31, 1997, the Partnership held three Portfolios in which 100% of the original cost was recovered, compared to five investment Portfolios at December 31, 1996, one of which continues to generate net investment income for the Partnership. The other four Portfolios were sold in 1996 pursuant to the WCFS Settlement Agreement. Approximately 3% of Portfolio collections received for the year ended December 31, 1997 were reflected as net investment income, which is comparable to the similar period in 1996.

	The Partnership acquired two Portfolios during the year ended December 31, 1997, which offset the reduction of net assets as a result of Portfolio collections recognized as Portfolio basis reductions. The Partnership maintains and holds one Portfolio that contributes approximately 52% of net investment revenue and three other Portfolios that contributed the remaining net investment revenue during the year ended December 31, 1997.

     The Partnership received proceeds from three Portfolio sales to third parties of $93,086, of which 99% were recorded as recoveries of investment basis and reflected as Portfolio collections for the year ended December 31, 1997. For the comparable period ended December 31, 1996, three
Portfolio sales to third parties totaled $222,753, of which 100% were recorded as recoveries of investment basis and reflected as Portfolio collections.
The General Partner believes that proceeds from both collection proceeds and Portfolio account sales will increase in subsequent periods.

	Total operating expenses decreased approximately 29% to $1,015,924 for the year ended December 31, 1997, from $1,433,095 for the comparable period in 1996. This decrease is due primarily to a reduction of professional fees of approximately 47% to $513,752, for the fiscal year ended December 31, 1997, from $959,297 in 1996, most of which were related to the dispute and settlement by the Partnership and its Affiliates with WCFSC. (See Item 1 herein captioned Description of Business Settlement with WCFSC for additional disclosure regarding the dispute and settlement). Collection expenses increased approximately 5% for the year ended December 31, 1997, to $239,992 from $227,874 for the comparable period in 1996. The increase in collection expenses is due to additional skip-tracing and other debtor location efforts performed with respect to the Partnership Portfolio accounts. Management fees expense decreased approximately 15% to $210,117 for the year ended December 31, 1997, from $221,422 in 1996, which was attributed to the reduction of investments in distressed loan Portfolios and net assets under management.

	The General Partner continuously evaluates the collectibility of distressed loan balances, and reduces the carrying value of the investments based on such evaluations. The Partnership has recorded an allowance for possible Portfolio losses on investments in specific distressed loan Portfolios of $496,279 as of December 31, 1997.

Financial Condition.

     The Partnership's total assets decreased approximately 12% to $15,296,220 as of December 31, 1997, from $17,291,452 at December 31,
1996. This decrease is primarily attributed to Portfolio collection proceeds of $2,770,309 of which approximately 97% or $2,684,960 was recorded as a reduction of investment Portfolio assets. The following table is a summary of the activity of the Partnership's investments in Portfolio assets for the year ended December 31, 1997.

    Carrying Value of Portfolios, January 1, 1997          $9,091,186

    Carrying Value of Portfolio Accounts Sold                 (93,086)

    Collections of Portfolio Basis (Carrying Value)        (2,591,874)

    Cost of Investment Portfolio Acquired                     849,690
                                                            ---------
    Carrying Value of Portfolios, December 31, 1997        $7,255,916
                                                            =========

Liquidity and Resources.

	The Partnership relies on proceeds from Portfolio collections and sales to fund additional acquisitions of Portfolios and Partnership working capital requirements. Portfolio collections are principally
dependent on the resources and performance of PCM.   Sales of
Portfolio accounts to third parties decreased approximately 63% to total $93,086 in 1997, compared to $222,753 in the same period of 1996. The General Partner anticipates that proceeds from Portfolio sales will increase in 1998.

	At December 31, 1997, the Partnership had cash and equivalents available for operations of $1,995,810 compared to $4,408,545 at December 31, 1996. The General Partner anticipates that cash and equivalent balances at December 31, 1997 will be sufficient to finance current and forecasted operations. The Partnership made a deposit of $2,858,076 on a Portfolio acquisition prior to year-end and consummated the acquisition shortly after year-end.

	The Partnership acquired two new distressed loan Portfolios in the fiscal year ended December 31, 1997, and anticipates that the Partnership will acquire additional Portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The Partnership continues to believe that the Partnership will continue to acquire low-priced distressed Portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure to determine whether such Portfolios can generate significant immediate cash flows and provide additional liquidity to the Partnership.

	The Partnership has made no future commitments with credit card originators and other financial institutions to acquire Portfolio assets. The General Partner and PCM plan to use their present contacts and relationships to identify and acquire additional assets for the partnership at optimal prices, and believe that they will have no difficulties in identifying and acquiring such assets. Distributions were suspended to Limited
Partners in the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership and the PAM Funds into PAMCO.

Impact of Additional Partnership Acquisitions on Operations.

	The General Partner anticipates that additional Portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased Portfolio collections and sales. The General Partner anticipates that in order to supplement such growth, PCM must continue to increase its total number of collection representatives and other human resources. The General Partner anticipates that existing management will be able to supervise the additional Portfolio growth of the Partnership, as well as facilitate any increase of the Partnership s Portfolio sales activities. The General Partner, in conjunction with PCM and other affiliated companies and partnerships, is seeking to lease office space into which PCM and the Partnership plan to move their facilities. The General Partner believes that this move will provide the Partnership with adequate operating facilities for the future growth of the Partnership.

Trends in the Distressed Debt Industry

	According to a recent report in a 1997 supplement to Collections and Credit Risk magazine, PCM is one of the top five purchasers of bad debt in the United States. Most of the top fifty purchasers of bad debt maintain well-established collections operations and service and collect on the bad debt which they purchase. A secondary layer of competition for distressed asset portfolios are companies that buy debt in bulk and break it up into smaller portfolios that are then resold to collection agencies, private investors and attorneys. Traditional collection agencies and attorneys purchase bad debt to diversify their operations and add debt they own to contingency collection work for others. Moreover, industry sources estimate that about a quarter of the buyers of bad debt in 1997 were outside investors with no experience in the collections industry who thereafter arranged for collection agencies to collect the debt, either through joint ventures or contingency placement. While accurate figures are elusive, it is estimated that the volume of bad debt purchased in the United States in 1997 ranged from $12 billion to $18 billion.

     The amount of debt available for sale in the industry continues to increase. Financial institutions previously had forwarded all their accounts after charge-off to collection agencies for further collection activity as standard operating procedure. After being at an agency for six to twelve months, accounts would be returned to the lender and then forwarded to another agency, sometime as many as five times. In order to streamline operations and control costs, many institutions are now looking towards the sale of some of these accounts as a means to get immediate revenue for these accounts. Additionally, not only does the total amount of debt continue to rise year after year, but the percentage of those debts that becomes charged-off also continues to grow. These factors continue to create market opportunities for the buyers of distressed financial instruments as more institutions discover the advantages of selling their debts. The General Partner believes that the Partnership is positioned to take advantage of these trends in the distressed debt industry in its next fiscal year.

Year 2000 Disclosure

	The General Partner recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of the computer systems of PCM, used to service, manage and collect the Portfolios of indebtedness in which the Partnership has an interest, to recognize properly and process date sensitive information related to the date change from December 31, 1999 to January 1, 2000. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or treat properly the Year
2000 may cause computer systems to process financial and operational information incorrectly, which could have a material adverse effect on the Partnership's results of operations. PCM has assessed and begun remedial work relating to PCM's computer software programs and business processes to provide for the Partnership's ability to continue to function effectively.

	In 1997, PCM began the process of identifying, evaluating and implementing changes to PCM's computer programs necessary to address the Year 2000 issue. The General Partner is currently addressing the Partnership's internal Year 2000 issue by coordinating with PCM in connection with PCM's modification of existing programs and conversions to new programs. The General Partner is also in communication with financial institutions and other entities with which the Partnership conducts business to help them identify and resolve the year 2000 issue as it relates to the Partnership's business operations. An assessment of the readiness of those third party institutions and entities with which the Partnership does business is ongoing. While PCM and the General Partner are confident that PCM will complete assessment and remediation of PCM's computer software, there can be no assurance that the necessary modifications and conversions by those third party institutions and entities with which the Partnership conducts business will be completed in a timely manner, which could have a material adverse effect on the Partnership's results of operations. The total cost to the Partnership associated with the required modifications and conversions is not expected to be material to the Partnership's results of operations and financial position and is being expensed as incurred.

                  Performance Asset Management Fund IV, Ltd.,
                       A California Limited Partnership



                        Index to Financial Statements
                For the Years Ended December 31, 1997 and 1996






     Report of Independent Auditors                            F-1


     Financial Statements of Performance Asset Management
      Fund IV, Ltd.,
       A California Limited Partnership:

         Balance Sheets as of December 31, 1997 and 1996       F-2

         Statements of Operations for the years ended
          December 31, 1997 and 1996                           F-3

         Statements of Partners' Capital (Deficit) for the
          years ended December 31, 1997 and 1996               F-4

         Statements of Cash Flows for the years ended
          December 31, 1997 and 1996                           F-5


     Notes to Financial Statements                             F-6

                        REPORT OF INDEPENDENT AUDITORS





To the Partners of
Performance Asset Management Fund IV, Ltd.
A California Limited Partnership


We have audited the accompanying balance sheets of Performance Asset Management Fund IV, Ltd., A California Limited Partnership ("Partnership"), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Performance Asset Management Fund IV, Ltd., A California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/S/KELLY & COMPANY
Kelly & Company
Newport Beach, California
March 6, 1998

                  Performance Asset Management Fund IV, Ltd.
                       A California Limited Partnership
                                Balance Sheets


                         December 31, 1997 and 1996


                                    ASSETS


                                                          1997          1996
                                                      ----------    ----------
Cash and equivalents                                  $1,995,810    $4,408,545

Cash held in trust                                     2,849,998     3,547,268

Investments in distressed loan portfolios, net         7,255,916     9,091,186

Deposit on distressed loan portfolio acquisition       2,858,076          -

Due from affiliates                                      231,443       136,022

Other assets                                             104,977       104,977

Organization costs, net                                     -            3,454
                                                      ----------    ----------
Total assets                                         $15,296,220   $17,291,452
                                                      ==========    ==========



                      LIABILITIES AND PARTNERS' CAPITAL


Accounts  payable                                        $61,713        $6,351

Due to affiliates                                      1,225,572       350,576
                                                      ----------    ----------
Total liabilities                                      1,287,285       356,927
                                                      ----------    ----------

Commitments and contingencies


General partner's capital (no units outstanding)      (1,039,077)     (748,842)
Limited partners' capital (12,000 units authorized
   and 11,462 and 11,472 units issued and
   outstanding at December 31, 1997 and 1996,
   respectively)                                      15,048,012    17,683,367
                                                      ----------    ----------
     Total partners' capital                          14,008,935    16,934,525
                                                      ----------    ----------
Total liabilities and partners' capital              $15,296,220   $17,291,452
                                                      ==========    ==========




   The accompanying notes are an integral part of the financial statements.

                                     F-2

                 Performance Asset Management Fund IV, Ltd.
                       A California Limited Partnership
                           Statements of Operations

                For the Years Ended December 31, 1997 and 1996



                                                          1997          1996
                                                      ----------    ----------
Portfolio collections                                 $2,770,309    $5,235,693

Less: portfolio basis recovery                         2,684,960     5,085,346
                                                      ----------    ----------
     Net investment income                                85,349       150,347
                                                      ----------    ----------

Cost of operations:

     Collection expense                                  239,992       227,874

     Management fee expense                              210,117       221,422

     Professional fees                                   513,752       959,297

     General and administrative expense                   52,063        24,502
                                                      ----------    ----------
        Total operating expenses                       1,015,924     1,433,095
                                                      ----------    ----------
Loss from operations                                    (930,575)   (1,282,748)

Other income:

     Interest                                            247,298       535,431

     Other                                                 9,993        15,151
                                                      ----------    ----------
Net loss                                               ($673,284)    ($732,166)
                                                      ==========    ==========



Net loss allocable to general partner                   ($67,328)     ($73,217)
                                                      ==========    ==========

Net loss allocable to limited partners                 ($605,956)    ($658,949)
                                                      ==========    ==========

Loss per limited partnership unit                        ($52.87)      ($57.49)
                                                      ==========    ==========









    The accompanying notes are an integral part of the financial statements.

                                     F-3

                  Performance Asset Management Fund IV, Ltd.
                       A California Limited Partnership
                  Statements of Partners' Capital (Deficit)

                For the Years Ended December 31, 1997 and 1996





                                         General      Limited
                                         Partner      Partners       Total
                                        ---------    ----------  -----------
Balance, December 31, 1995              ($516,291)  $19,815,741  $19,299,450

   Redemption of 16 partnership units        -          (40,000)     (40,000)

   Distributions                         (159,334)   (1,433,425)  (1,592,759)

   Net loss                               (73,217)     (658,949)    (732,166)
                                        ---------    ----------  -----------
Balance, December 31, 1996               (748,842)   17,683,367   16,934,525

   Redemption of 10 partnership units        -          (25,000)     (25,000)

   Distributions                         (222,907)   (2,004,399)  (2,227,306)

   Net loss                               (67,328)     (605,956)    (673,284)
                                        ---------    ----------  -----------
Balance, December 31, 1997            ($1,039,077)  $15,048,012  $14,008,935
                                        =========    ==========  ===========





















    The accompanying notes are an integral part of the financial statements.


                                     F-4

                  Performance Asset Management Fund IV, Ltd.
                       A California Limited Partnership
                           Statements of Cash Flows

                For the Years Ended December 31, 1997 and 1996

                                                          1997          1996
                                                      ----------    ----------
Cash flows from operating activities:
    Net loss                                           ($673,284)    ($732,166)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Amortization                                           3,454         3,670
 Decrease (increase) in assets:
    Due from affiliates                                  (95,421)      544,709
    Deposit on distressed loan portfolio acquisition  (2,858,076)         -
    Other assets                                            -          114,176
 Increase (decrease) in liabilities:
    Accounts payable                                      55,362       (38,872)
    Due to affiliates                                    874,996       342,326
                                                      ----------    ----------
Net cash provided by (used in) operating activities   (2,692,969)      233,843
                                                      ----------    ----------
Cash flows provided by (used in) investing activities:
    Recovery of portfolio basis                        2,684,960     5,085,346
    Receivable from West Capital                            -        1,937,718
    Cash held in trust                                   697,270     2,699,939
    Purchase of investments in distressed loan
     portfolios                                         (849,690)   (4,474,765)
                                                      ----------    ----------
Net cash provided by investing activities              2,532,540     5,248,238
                                                      ----------    ----------
Cash flows provided by (used in) financing activities:
    Distributions to partners                         (2,227,306)   (1,592,759)
    Redemption of partnership units                      (25,000)      (40,000)
                                                      ----------    ----------
Net cash used in financing activities                 (2,252,306)   (1,632,759)
                                                      ----------    ----------
Net increase (decrease) in cash                       (2,412,735)    3,849,322

Cash at beginning of period                            4,408,545       559,223
                                                      ----------    ----------
Cash at end of period                                 $1,995,810    $4,408,545
                                                      ==========    ==========


               Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:

    Franchise taxes                                         $800          $800








    The accompanying notes are an integral part of the financial statements.

                                     F-5

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies

  Organization and Description of Business

    Performance Asset Management Fund IV, Ltd., A California Limited Partner-ship (the "Partnership"), was formed in October 1992, for the purpose of acquiring investments in or direct ownership of distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in an intrastate offering to residents of California, pursuant to the provisions of Section 3(A)(11) of the Securities Act of 1933; however, the Partnership did not begin its primary operations until March 1993. The general partner is Performance Development, Inc., a California corporation ("PDI")(the "General Partner").

    The Partnership terminates at December 31, 2005. At that time, the Partner-ship will distribute any remaining cash after payment of Partnership obliga-tions following the sale or collection of all assets.

    Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the Partnership plus an amount equal to 6% per annum of the original limited partner capitalization yet to be returned. Thereafter, Partnership profits, losses, and cash distributions are allocated 70% to the limited partners and 30% to the General Partner.

  Cash and Equivalents

    The Partnership defines cash equivalents as all highly liquid investments with an original maturity of three months or less. The Partnership maintains cash balances at one bank in accounts which exceeded federally insured limits by approximately $1,900,000 and $4,300,000 at December 31, 1997 and 1996, respectively. The Partnership uses a cash management system whereby idle cash balances are transferred daily into a master account and invested in high quality, short-term securities that do not enjoy the benefit of the federal insurance. The Partnership's management believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and the strength of the bank and has not experienced any past losses with cash and equivalent investments.

    The Partnership received interest income from these investments of $247,298 and $535,431 in 1997 and 1996, respectively.

  Cash Held in Trust

    The General Partner anticipates that the Partnership and PAM, PAM II, III, and V, may, in the future, be reorganized and merged into one corporation (Potential Merger Participant PAM Funds). In an effort to accomplish that reorganization and merger, the General Partner, on behalf of the Partnership and the other Potential Merger Participant PAM Funds, entered into an agreement on December 12, 1995 with the State of California Department of Corporations, pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. These funds held in trust are

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies, Continued

  Cash Held in Trust, Continued

    subject to the terms of the Trust Agreement. The Trust was the recipient of a portion of the funds resulting from the settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates. The trust fund balance must exceed $5,000,000 among all other Potential Merger Participant PAM Funds. The Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 18, 1998 if reorganization and merger is not completed by such date. The Partner-ship's share of the Trust's funds at December 31, 1997 and 1996 was $2,849,998 and $3,547,268.

  Investment in Distressed Loan Portfolios and Revenue Recognition

    Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investment on an individual portfolio basis and are reported in the Statement of Operations as portfolio basis recovery. Under the cost recovery method of revenue recognition used by the Partnership, income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on out-standing balances, and there is no assurance that the unpaid balances of these investments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of operations.

  Deposit on Distressed Loan Portfolio Acquisition

    The Partnership made a deposit on a portfolio acquisition prior to year end. The acquisition was consummated shortly after year end.

  Organization Costs, Net

    Organization costs include legal and other professional fees incurred related to the initial organization of the Partnership. These costs have been capitalized and amortized using the straight-line method over five years ending in 1997. Accumulated amortization at December 31, 1997 and 1996, totaled $18,350 and $14,896, respectively.

  Professional Expenses

    Professional expenses are incurred in relation to ongoing accounting and legal assistance.

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies, Continued

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

  Financial Statement Classification

    Certain amounts within the 1996 financial statements have been reclassified in order to conform with the 1997 financial statement presentation.

2.  Investments in Distressed Loan Portfolios, Net

    Investments in distressed loan portfolios consist primarily of charged-off credit card accounts and consumer loan balances, such as auto and personal lines of credit, originated by independent third-party financial institu-tions located throughout the United States. In addition, the Partnership acquired portfolios of defaulted consumer debts which were rewritten under terms different from the original obligation. The fair value of these investments was determined by discounting the estimated future cash collections on such investments during the estimated portfolio holding period using a discount rate commensurate with the risks involved.

    The discount rate converts the individual portfolio's expected future cash flows to a calculated present value. The Partnership utilized an industry specific discount rate from Ibbotsen's Cost of Capital Yearbook 1998 which considered information for the 1997 year. The Partnership utilized the cost of capital rate experienced in 1997 by personal finance companies. The Partnership selected the personal finance companies' data as it most closely reflected comparable economic risk levels and the type of business opera-tions encountered.

    At December 31, 1997 and 1996, investments in distressed loan portfolios consisted of the following:

                                                               1997
                                                      --------------------
                                                      Carrying        Fair
                                                       Amount        Value
                                                      --------   ---------
       Credit card accounts                         $5,274,087   $8,422,640
       Consumer loans                                1,666,157    3,190,423
       Notes secured by deeds of trust                 315,672      315,672
                                                    ----------  -----------
                                                    $7,255,916  $11,928,735
                                                    ==========  ===========


Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

2.  Investments in Distressed Loan Portfolios, Net, Continued

                                                               1996
                                                      --------------------
                                                      Carrying        Fair
                                                       Amount        Value
                                                     ---------   ----------
       Credit card accounts                         $6,947,644  $10,485,070
       Consumer loans                                1,795,999    3,050,595
       Notes secured by deeds of trust                 347,543      347,543
                                                    ----------  -----------
                                                    $9,091,186  $13,883,208
                                                    ==========  ===========

    At December 31, 1997 and 1996, the allowance for possible losses on invest-ments in specific distressed loan portfolios consisted of the following:

                                                        1997
                                        ----------------------------------
                                                     Allowance for
                                        Investment     Portfolio   Carrying
                                         Balance         Losses     Amount
                                        ----------   ------------  --------
       Credit card accounts             $5,770,366   ($496,279)  $5,274,087
       Consumer loans                    1,666,157        -       1,666,157
       Notes secured by deeds of trust     315,672        -         315,672
                                         ---------    --------    ---------
                                        $7,752,195   ($496,279)  $7,255,916
                                        ==========    ========    =========

                                                        1996
                                        ----------------------------------
                                                     Allowance for
                                        Investment     Portfolio   Carrying
                                         Balance         Losses     Amount
                                        ----------   ------------  --------

       Credit card accounts             $7,461,644   ($514,000)  $6,947,644
       Consumer loans                    1,795,999        -       1,795,999
       Notes secured by deeds of trust     347,543        -         347,543
                                         ---------    --------    ---------
                                        $9,605,186   ($514,000)  $9,091,186
                                        ==========    ========    =========

    The Partnership continuously evaluates the collectibility of distressed loan balances, and reduces the carrying value of the investments based on such evaluations. The Partnership has recorded a reserve for possible losses on investments in specific distressed loan portfolios of $496,279 and $514,000 at December 31, 1997 and 1996, respectively.

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements


3.  Related Party Transactions

    The Partnership has entered into several fee and cost reimbursement arrangements with affiliated corporations controlled by the General Partner and/or its sole shareholder, excluding PCM, most of which are provided for and documented in the limited partnership agreement and the offering prospectus. In the case of PCM, there is a minority shareholder who holds one and one-half per cent of the outstanding stock. The affiliated corporations are owned by one individual. The affiliated corporations and other affiliated entities are identified below:

      Affiliated Corporations:

        Performance Development, Inc. ("PDI")
        Performance Capital Management ("PCM")
        Vision Capital Service Corp.("Vision")
        Spectrum Capital Management, Inc. ("Spectrum")

      Other Affiliated Entities

        Performance Asset Management Fund, Ltd. and
        Performance Asset Management Funds II, III, V and VI, Ltd. ("PAM Funds")

    PDI was formed as a California corporation in June 1990 to engage in various aspects of the investment banking industry. PDI is also the General Partner for the PAM Funds and various other California limited partnerships. PDI, in accordance with the limited partnership agreement and offering prospectus, is reimbursed for legal, accounting, and other costs relating to the limited partnership. In addition, the Partnership pays PDI an annual management fee of 2.5% of the net asset value of the Partnership portfolio assets during the operating phase of the Partnership in accordance with the provisions of the limited partnership agreement. As the General Partner in the Partnership, PDI is also entitled to a portion of periodic distributions to partners, in accordance with the provisions of the limited partnership agreement.

    PDI's management fees incurred and recorded by the Partnership totaled $210,117 and $221,422 for the years ended December 31, 1997 and 1996, respectively. The Partnership also recorded capital distributions to PDI of $222,907 and $159,334 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Partnership had amounts owed to PDI recorded as amounts due to affiliates of $530,315 and $349,497, respectively.

    PCM was formed as a California corporation in February 1993, and since its formation has performed services for the Partnership and the PAM Funds relative to locating, evaluating, negotiating, acquiring, servicing, and collecting investments in distressed loan portfolios. PCM acquires distressed loan portfolios from third-parties and sells the portfolios to the Partnership for amounts determined by the General Partner to be

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

3.  Related Party Transactions, Continued

    reasonable, customary, and competitive in light of the size, type and character of the acquired portfolios and consistent with the limited partnership agreement. The Partnership also enters into agreements with PCM to collect and service the acquired portfolios. The agreements generally provide that all proceeds generated from the collection of portfolio assets will be shared by the parties in proportion to their respective distribution interests, generally 55% to 65% for the Partnership and 35% to 45% for PCM. The Partnership also reimburses
    PCM for certain costs incurred in the collection of portfolio assets.

    For the years ended December 31, 1997 and 1996, the Partnership was charged $239,992 and $227,874, respectively, by PCM for collection expenses which included but were not limited to collection letters that were sent out to the debtors, debtor tracers utilized in an attempt to locate current debtors, and administration costs incurred when setting up each debtor profile in the PCM information database.

    For the years ended December 31, 1997 and 1996, PCM sold to the Partnership two portfolios and twelve portfolios, respectively, and recorded acquisition fees for these portfolios of $111,887 and $1,181,569, respectively. These acquisition fees have been included in the carrying value of the related Partnership investments.

    The Partnership had three portfolio sales for $93,086 in the year ended December 31, 1997, and three portfolio sales for $222,753 in the year ended December 31, 1996. PCM effects the sale of the portfolios for the Partnership to non-related third parties and retains 15% of the proceeds as a commission.

    The Partnership had a net amount due to affiliates of $994,129 and $214,554 at December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, no payments were made on this balance.

    Vision was formed in January 1997 to serve as an employment service bureau to PCM, PDI and the PAM Funds. All employees, while directly employed by Vision, work for the benefit of PCM, PDI and the PAM Funds. The Partnership pays PDI a fee equal to the actual wages paid to Vision. In 1996 the services performed by Vision were performed by Spectrum under a similar reimbursement arrangement.

4.  Settlement with West Capital Financial Services Corp.

    On April 8, 1994, the General Partner, on behalf of the Partnership and the other Potential Merger Participant PAM Funds, entered into a Stock Acquisition Agreement ("Stock Agreement") with WCFSC, for the purpose of acquiring 50% of the then issued and out-standing no par common shares of WCFSC. The Stock Agreement provided that the Partnership and the other Potential Merger Participant PAM Funds would receive credits for approx-imately $1,881,950 due them from WCFSC. The Partnership and the other Potential Merger Participant PAM Funds would then remit cash in the amount of $1,970,000 that was payable during the five month period subsequent to the agreement date of the transaction.

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

4.  Settlement with West Capital Financial Services Corp., Continued

    Certain differences of opinion developed between the General Partner and WCFSC regarding the terms and conditions of the Stock Agreement. As a result, the General Partner, for the benefit of the Partnership and the other Potential Merger Participant PAM Funds, commenced litigation against WCFSC and certain of its affiliates ("WCFSC Dispute").

    On February 8, 1996, the parties to the WCFSC Dispute entered into a Settlement Agreement and Mutual General Release ("Settlement Agreement") for the purpose of settling and resolving any and all disputes existing between the various parties to the WCSFC Dispute. The Settlement Agreement resulted in the dismissal of the WCFSC Dispute, release by all parties of all claims against other involved parties, including those claims relating to the Stock Agreement, and the assignment and transfer by the Partnership and the other Potential Merger Participant Pam Funds to WCFSC of certain distressed loan portfolios.

    The Settlement Agreement required that WCFSC pay to the Partnership and its affiliates $16,194,850 in exchange for the general release as well as the transfer to WCFSC by the Partnership and the other Potential Merger Participant PAM Funds of certain interests in certain distressed loan portfolios, and the transfer of various other assets and rights. In addition, the Settlement Agreement required the establishment of a defense fund of $250,000 from the proceeds which has been available to pay legal fees and costs incurred by WCFSC to defend any and all actions which may be brought by limited partners of the Partnership and the other Potential Merger Participant PAM Funds. To date no such actions have been brought and no funds have been expended. The defense fund terminates in July 1999. Any remaining funds and earned interest will be distributed to the Partnership and the other Potential Merger Participant PAM Funds.

    The proceeds from the Settlement Agreement were allocated to the Partnership and its affiliates, including the other Potential Merger Participant PAM Funds, by the General Partner in accordance with the respective interests of the Partnership and those affiliates. Accordingly, the Partnership was allocated $4,304,815 of the total settlement proceeds (see Note 1 -
    Cash Held in Trust).

    The Settlement Agreement was approved by 88.7% of the limited partners of the Partnership; only 0.6% of the limited partners of the Partnership disapproved; and 10.7% of the limited partners of the Partnership provided no responses. A general release in favor of WCFSC was executed by 91.12% of all the limited partners in the Partnership and the other Potential Merger Participant PAM Funds.

5.  Partners' Capital

    In July 1997 the distributions to partners were suspended in anticipation of the reorganization (See Note 1 - Cash Held in Trust). For the years ended December 31, 1997 and 1996, the Partnership had 11,462 and 11,472 partnership units, respectively, outstanding of the 12,000 partnership units authorized.

Performance Asset Management Fund IV, Ltd.
A California Limited Partnership

Notes to Financial Statements

5.  Partners' Capital, Continued

    The loss per partnership unit is calculated by dividing the total limited partner net loss by the number of limited partnership units issued and outstanding as of December 31, 1997 and 1996. The General Partner did not own any partnership units as of December 31, 1997 and 1996. Therefore, a calculation was not made on its behalf.

6.  Disclosures about Fair Value of Financial Instruments

    The carrying amounts reported on the Balance Sheet for cash and cash equivalents approximate fair value due to the short-maturity of these instruments.

    The carrying values of due to affiliates and due from affiliates approximate fair value.

    The fair value of investment in distressed loan portfolios is addressed in
    Note 2 - Investments in Distressed Loan Portfolios.

7.  Year 2000 Disclosure

    In 1997, PCM began the process of identifying, evaluating and implementing changes to PCM's computer programs necessary to address the Year 2000 issue. The General Partner is currently addressing the Partnership's internal Year 2000 issue by coordinating with PCM in connection with PCM's modification of existing programs and conversions to new programs. The General Partner is also in communication with financial institutions and other entities with which the Partnership conducts business to help them identify and resolve the Year 2000 issue as it relates to the Partnership's business operations. An assessment of the readiness of those third party institutions and entities with which the Partnership does business is ongoing. While PCM and the General Partner are confident that PCM will complete the assessment and remediation of PCM's computer software, there can be no assurance that the necessary modifications and conversions by those third party institutions and entities with which the Partnership conducts business will be completed in a timely manner, which could have a material adverse effect on the Partnership's results of operations. The total cost to the Partnership associated with the required modifications and conversions is not expected to be material to the Partnership's results of operations and financial position and is being expensed as incurred.

8.  New Pronouncements

    Management has reviewed the following new pronouncements issued in 1997 by the Financial Accounting Standards Board ("FASB"): FASB 128, Earnings Per Share; FASB 129, Disclosure of Information about Capital Structure; FASB 130, Reporting on Comprehensive Income; FASB 131, Disclosures about Segments of an Enterprise and Related Information; and SOP 96-1, Environ-mental Redemption Liabilities. Management believes these pronouncements would not have a material impact to the Partnership.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                  PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The directors and principal executive officers of the General Partner are as specified on the following table:

     Name                          Age              Position

Vincent E. Galewick                38      President, Secretary, and Sole
                                            Director

Michael A. Cushing                 38      Chief Financial Officer

     Vincent E. Galewick is the President, Secretary, sole director and sole shareholder of the General Partner. Mr. Galewick has been the sole director of the General Partner since the formation of the Partnership. Mr. Galewick has acted in this capacity for the General Partner since the formation of the General Partner in 1990.

     As the President and original shareholder of the General Partner, Mr. Galewick has been instrumental in the selection, negotiation, and acquisition of approximately 150 Portfolios with original obligations of over $2.1 billion. Those Portfolios are collectively owned and managed by the Partnership and the other PAM Funds.

     In January 1989, Mr. Galewick became affiliated with Income Network Company, working as a Registered Principal. Income Network Company is a member Broker/Dealer of the National Association of Securities Dealers, Inc. ("NASD") and has been such a member since March 14, 1988. In March of 1992, Mr. Galewick purchased all of the common stock of Income Network Company. Income Network Company is an Affiliate of the General Partner and specializes in direct participation programs. Mr. Galewick continues as a Registered Principal of Income Network Company and holds Series 6, 22, 24, 39, and 63 securities licenses. In addition, Mr. Galewick is currently the President, Secretary, and sole director of PCM.

	Michael A. Cushing is the Chief Financial Officer of the General Partner. Mr. Cushing graduated from the University of California at Santa Barbara with a Bachelor of Arts in Business Economics. Mr. Cushing became licensed as a Certified Public Accountant in the State of California while employed by the accounting firm of Coopers and Lybrand.

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

Item 10. Executive Compensation.

	Specified below, in tabular form, is the aggregate annual remuneration of each of the 3 highest paid persons who are officers or directors of the General Partner as a group during the Partnership's most recent fiscal year.

  Name of individual or              Capacities in which
   Identity of Group             Remuneration was Received    Remuneration
  ---------------------          -------------------------    ------------
       None**                             None                     None

	**The officers and directors of the General Partner receive no direct compensation from the Partnership. The officers and directors of the General Partner are part of the human resources provided to the General Partner by Vision. As a result, the officers and directors of the General Partner receive their remuneration from Vision and from its predecessor, SCM. In fiscal 1997, Vincent E. Galewick and Michael A. Cushing received a total of $20,326 from Vision and its predecessor which was charged to the Partnership. Of this, Vincent Galewick received $15,454 and Michael Cushing received $4,872, compared to $23,181 for Mr. Galewick in 1996 and $4,884 for Mr. Cushing in 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

	No person or groups are beneficial owners of 5% or more of the total Units.

Security Ownership of Management.

	The directors and principal executive officers of the General Partner do not hold any Units. Vincent E. Galewick is the President, Secretary, sole director and sole shareholder of the General Partner. As specified above, Mr. Galewick is also the President, Secretary, Chief Financial Officer, sole director, and sole shareholder of Income Network Company, an Affiliate of the General Partner which served as the Placement Manager for the offer and sale of the Partnerships
Units. Mr. Galewick is also the President, Secretary, sole director of PCM, which, as specified above, is an Affiliate of the General Partner and provides certain due diligence, portfolio servicing and acquisition services for the Partnership. Mr. Galewick is also the President, Secretary, sole director, and sole shareholder of Vision, which, as specified above, is an affiliate of the General Partner and which provides human resources to the General Partner.

Changes in Control.

	The General Partner is not aware of any arrangements which may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B, other than a proposal, currently under consideration by the General Partner, pursuant to which the PAM Funds, including the Partnership, would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of PAMCO would be implemented, including (a) merging the Partnership and the PAM Funds with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the PAM Funds, including the Partnership, and (c) converting the Limited Partners interests in the Partnership into common shares of stock issued by PAMCO.

	The merger proposal has been approved by the Board of Directors of the General Partner; provided, however, the merger proposal has not been submitted to the shareholders of the General Partner for approval. The merger proposal but may not be approved by the Limited Partners of the PAM Funds, including the Partnership.

Item 12.  Certain Relationships and Related Transactions.

Compensation to the General Partner and Affiliates.

	Other than as specified herein, no compensation is paid to the General Partner, although the General Partner is reimbursed for certain expenses that the General Partner or the Affiliates of the General Partner have advanced on behalf of the Partnership. These compensation arrangements have been established by the General Partner and are not the result of arm's length negotiations.

Management Fee to General Partner.

	The General Partner receives an annual and ongoing fee for the management of the affairs of the Partnership equal to 2-1/2% of the net asset value of the Partnership's assets, which is defined as the total of the (i) lower of the (a) market value, as determined by the General Partner on an annual basis, or (b) cost to the Partnership of non-performing assets and (ii) principal balances of performing assets.
The management fee is earned by the General Partner on an annual basis and is paid to the General Partner pro rata on a monthly basis. During the years ended December 31, 1997 and 1996, the Partnership incurred management fees due to the General Partner of $210,117 and $221,422, respectively.

Reimbursement of Expenses.

	The General Partner has been reimbursed for reasonable and necessary expenses paid or incurred by the General Partner regarding the operation of the Partnership, including any legal and accounting fees and costs and fees of consultants, collection agencies, and other related services.

General Partner's Interest in Partnership Items.

	The General Partner has and shall continue to have a present and continuing 10% interest in all Partnership allocations of net income and loss, taxable income and loss, credits, deductions, and distributions until the Limited Partners have received cash distributions from the Partnership in an amount equal to 100% of their contributions to the capital of the Partnership ("Capital Contributions") plus an amount equal to 6% per annum of their Capital Contributions for each year their Capital Contributions remain unreturned (which shall accumulate until recovery). The 6% return shall be calculated on the balances in the Limited Partners' capital accounts with the Partnership on the dates of distribution. Then the General Partner shall receive 30% of all allocations. If the Limited Partners have received cash distributions from the Partnership in an amount equal to 100% of their Capital Contributions by the time the Partnership is liquidated, the General Partner shall receive 30% of any distributions upon liquidation. Otherwise, the General Partner shall receive 10% of such distributions until the Limited Partners have received cash equal to 100% of their Capital Contributions. During the years ended
December 31, 1997 and 1996, the Partnership recorded distributions to the General Partner of $222,907 and $159,334, respectively.

Compensation to Performance Capital Management.

	PCM was formed in February of 1993 to perform services related to locating, evaluating, negotiating, acquiring, servicing, and collecting Portfolios. PCM acquires Portfolios from third-party financial institutions and sells the Portfolios to the Partnership and the other PAM Funds at cost plus an acquisition fee of approximately 20% to 37% as provided in the related purchase agreements. The Partnership also enters into joint venture agreements with PCM to collect and service the Portfolios. The joint venture agreements generally provide for distributions of all proceeds generated from the collection of the Portfolios to the venturers in proportion to their respective percentage interests, generally, 55% to 65% for the Partnership and 35% to 45% for PCM. The Partnership also reimburses PCM for certain costs associated with the collection of the Portfolios.

	The Partnership sold two Portfolios for $93,086 in the year ended December 31, 1997 and three Portfolios for $222,753 in the year ended December 31, 1996. PCM effects the sale of the Portfolios for the Partnership to non-related third parties and retains 15% of the proceeds as a commission.

	For the years ended December 31, 1997 and 1996, the Partnership purchased two Portfolios and twelve portfolios from PCM, respectively, and recorded acquisition fees for these Portfolios of $111,887 and $1,181,569, respectively. Also, for the years ended December 31, 1997 and 1996, the Partnership recorded collection costs payable to PCM of $239,992 and $227,874 respectively.


Item 13.  Exhibits.

 Exhibit Number                      Exhibit

     1             Certificate of Limited Partnership Form LP-1 (Charter
                     Document)*

     2             Agreement of Limited Partnership**
                     (Instrument defining the rights of Security Holders)


*  Reference is made to the Partnership's Form 10-KSB, dated March
31, 1997, in which that Certificate of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Certificate of Limited Partnership a part of this Form 10-KSB.

** Reference is made to the Partnership's Form 10-KSB, dated March 31, 1997, in which that Agreement of Limited Partnership was included as an exhibit. The Partnership, by this reference, makes that Agreement of Limited Partnership a part of this Form 10-KSB.

                                SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated: March 31, 1998         Performance Asset Management Fund IV, Ltd.,
                                 A California Limited Partnership (Registrant)

                                   By: /S/Performance Development, Inc.,
                                       a California corporation
                                  Its: General Partner

                                   By: /S/Vincent E. Galewick
                                  Its:      President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated: March 31, 1998         Performance Asset Management Fund IV, Ltd.,
                                 A California Limited Partnership (Registrant)

                                   By: /S/Performance Development, Inc.,
                                       a California corporation
                                  Its: General Partner

                                   By: /S/Vincent E. Galewick
                                  Its:      Sole Director