Form 10QSB
period 1998-03-31
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1998-05-15
CIK 1021070

                                  Form 10-QSB


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended   March  31, 1998

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission file number  0-28710


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    [N/A]

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

                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                    PART I




     ITEM 1.   FINANCIAL STATEMENTS


     Index to the Financial Statements for the Partnership:

     Balance Sheets as of March 31, 1998 ...................................4

     Statements of Operations for the Three Months Ended March 31,
     1998 and March 31, 1997................................................5

     Statements of Cash Flows for the Three Months Ended March 31,
     1998 and March 31, 1997................................................6

     Notes to Financial Statements..........................................7


     The financial statements have been prepared by Performance Asset Management Fund IV, Ltd., A California Limited Partnership ("Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Partnership believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Partnership's financial statements for the year ended December 31, 1997. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.





                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS

                                 March 31, 1998
                                 --------------

                                     ASSETS


                                                                    1998
                                                                ----------
   Cash and equivalents                                         $1,729,906
   Cash held in trust                                            2,881,391
   Investments in distressed loan portfolios, net               11,084,878
   Deposit on distressed loan portfolio acquisition                   -
   Due from affiliate                                              766,307
   Other assets                                                    104,977
   Organization costs, net                                            -
                                                                ----------
      Total assets                                             $16,567,459
                                                                ==========


                       LIABILITIES AND PARTNERS' CAPITAL

   Accounts  payable                                                $5,350
   Due to affiliates, net                                        2,404,107
                                                                ----------
      Total liabilities                                          2,409,457


   Commitments and contingencies

   General partner's deficit (no units outstanding)             (1,024,169)
   Limited partners' capital (12,000 units
    authorized; 11,462 units issued and outstanding
    at March 31, 1998)                                          15,182,171
                                                                ----------
      Total liabilities and partners' capital                  $16,567,459
                                                                ==========










    The accompanying notes are an integral part of the financial statements.







                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS

                For the Three Months Ended March 31, 1998 and 1997
                --------------------------------------------------


                                                            1998        1997
                                                        ----------   ---------
   Portfolio collections                                $1,061,035    $745,630
   Less: portfolio basis recovery                        1,018,918     743,735
                                                        ----------   ---------
      Net investment income                                 42,117       1,895

   Cost of operations:
      Collection expense                                    93,018      37,307
      Management fee expense                                67,205      57,092
      Professional fees                                     37,353      92,615
      Amortization                                            -          1,007
      General and administrative expense                       372      52,897
                                                        ----------   ---------
      Total operating expenses                             197,948     240,918
                                                        ----------   ---------
      Loss from operations                                (155,831)   (239,023)

   Other income:
      Interest                                              60,128      27,584
      Other                                                244,770       7,718
                                                        ----------   ---------
      Net income (loss)                                   $149,067   ($203,721)
                                                        ==========   =========

   Net income (loss) allocable to general partner          $14,907    ($20,372)
                                                        ==========   =========
   Net income (loss) allocable to limited partners        $134,160   ($183,349)
                                                        ==========   =========
   Net income (loss) per limited partnership unit           $11.70     ($16.00)
                                                        ==========   =========













The accompanying notes are an integral part of the financial statements.







                  PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                       A CALIFORNIA LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

             For the Three Months Ended March 31, 1998 and 1997
             --------------------------------------------------



                                                            1998        1997
                                                        ----------   ---------
   Cash flows from operating activities:
     Net income (loss)                                    $149,067   ($203,721)
     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Amortization                                            -          1,007
      Decrease (increase) in assets:
        Due from affiliates                               (534,864)   (561,493)
      Increase (decrease) in liabilities:
        Accounts payable                                   (56,363)        474
        Due to affiliates                                1,178,535     594,748
                                                        ----------   ---------
   Net cash provided by (used in) operating activities     736,375    (168,985)

   Cash flows provided by (used in) investing
    activities:
     Recovery of portfolio basis                         1,018,918     743,735
     Cash held in trust                                    (31,393)       -
     Purchase of investments in distressed loan
      portfolios                                        (4,847,880)       -
     Deposit on distressed loan portfolio acquisition    2,858,076        -
                                                        ----------   ---------
   Net cash provided by (used in) investing activities  (1,002,279)    743,735

   Cash flows provided by (used in) financing
    activities:
     Redemption of limited partnership units                  -         (5,000)
     Distributions to partners                                -       (955,231)
                                                        ----------   ---------
   Net cash used in financing activities                      -       (955,231)
                                                        ----------   ---------
   Net (decrease) increase in cash                        (265,904)   (380,481)

   Cash at beginning of period                           1,995,810   2,121,545
                                                        ----------   ---------
   Cash at end of period                                $1,729,906  $1,741,064
                                                        ==========   =========






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

     The Partnership terminates at December 31, 2005. At that time, the Partnership will distribute any remaining cash after payment of Partnership obligations following the sale or collection of all assets.

     Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the capital of the Partnership plus an amount equal to 6% per annum of the original limited partner capitalization yet to be returned. Thereafter, Partnership profits, losses, and cash distributions will be allocated 70% to the limited partners and 30% to the General Partner.

     Cash and Equivalents
     --------------------

     The Partnership defines cash equivalents as all highly liquid investments with an original maturity of three months or less. The Partnership maintains cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are transferred daily into a master account and invested in high quality, short-term securities that do not enjoy the benefit of the federal insurance. The General Partner believes that these cash balances are not subject to any significant credit risk due to the nature of the investments and the strength of the bank and has not experienced any losses with cash and equivalent investments. The Partner-ship received interest income from these investments of $60,128 and $27,584 for the three months ended March 31, 1998 and March 31, 1997, respectively.

     Cash Held in Trust
     ------------------

     The General Partner anticipates that the Partnership and Performance Asset Management, Ltd., A California Limited Partnership; Performance Asset Management Fund II, Ltd. A California Limited Partnership; Performance Asset Management III, Ltd., A California Limited Partnership; and Performance Asset Management Fund V, Ltd. A California Limited Partnership ("PAM Funds") may, in the future, be reorganized and merged into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations, pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partner-ship are held by the Trust and these funds held in trust are subject to the terms of the Trust Agreement. The Trust was the recipient of those funds resulting from a settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. ("WCFSC") and its affiliates. The trust fund balance, until termination, must exceed $5,000,000 which is comprised of funds from the partnership and the PAM Funds. The Trust will terminate and the trustee will distri-bute all of the remaining funds held by the trustee on August 18, 1998 if the Rollup is not completed by such date. The Partnership's share of the Trust's funds at March 31, 1998 and December 31, 1997 was $2,881,391 and $2,849,998.


     Investments in Distressed Loan Portfolios and Revenue Recognition
     -----------------------------------------------------------------

     Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investments on an individual portfolio basis and are reported in the Statement of Operations as portfolio basis recovery. Under the cost recovery method of revenue recognition used by the Partnership, net investment income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents the General Partner's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances of these invest-ments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of opera-tions as a general and administrative expense.

     Organization Costs, Net
     -----------------------

     Organization costs include legal and other professional fees incurred related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Organization costs were fully amortized at December 31, 1997.

     Professional Expenses
     ---------------------

     Professional expenses are incurred in relation to ongoing accounting and legal assistance.

     Income Taxes
     ------------

     No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners report individually on their share of the Partner-ship's operating results.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Disclosure regarding: Forward Looking Statements
     ------------------------------------------------

     The information contained in this report on Form 10-Q, other than historical facts, contains "forward-looking statements" (as such term is defined with the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partner-ship's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "believes", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-K, dated March 31, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     Results of Operations.
     ----------------------

     The Partnership recorded net investment income of $42,117 for the three months ended March 31, 1998, a 2122% increase from $1,895 for the comparable period in 1997. The increase was attributed to additional portfolios that generated collections in excess of the carrying value of the portfolio and as a result are reflected in net investment income. Approximately 4% of portfolio collections received for the three months ended March 31, 1998 was reflected as investment income, compared to less than 1% for the similar period in 1997.

     Net investment revenue of $42,117 for the three months ending March 31, 1998 is the direct result of portfolio collection proceeds from six portfolios. The Partnership acquired three portfolios during the first quarter of 1998, which offset the reduction of net assets as a result of portfolio collections recognized as portfolio basis reductions. The Partnership maintains and holds two portfolios which contribute 59% of net investment revenue and four other portfolios which contributed the remaining net investment revenue during the three months ended March 31, 1998. Collections for the months ended January 31, 1998, February 28, 1998 and March 31, 1998 totaled $239,823, $408,943, and $370,152, respectively.

     Total operating expenses of the Partnership decreased 18% to $197,948 for the three months ended March 31, 1998, from $240,918 for the comparable period in 1997. The decrease is due primarily to the reduction of professional fees of 60% to $37,353 for the three months ended March 31, 1998, from $92,615 for the similar period in 1997, attributed to a reduction of legal fees associated with the Rollup. Collection expenses increased 149%, to $93,018 for the three months ended March 31, 1998 from $37,307 for the same period in 1997. This is primarily due to the three portfolios acquired during the first quarter of 1998 that require initial collection expenses such as debtor notification letters and certain credit bureau reports. Management fees also increased 18% to $67,205 for the three months ended March 31, 1998, compared to $57,092 for the three months ended March 31, 1997. This is due to the acquisi-tion of new portfolios increasing the net assets under management.

     Operating expenses as a percent of portfolio collections totaled approx-imately 19% for the three months ended March 31, 1998 as compared to 32% for the similar period in 1997. This 14% decrease is primarily attributed a decrease in professional fees related to the contemplated Rollup.

     Financial Condition, Liquidity and Capital Resources.
     -----------------------------------------------------


     The Partnership's total assets increased approximately 8% to $16,567,459 as of March 31, 1998, from $15,296,220 at December 31, 1997. The increase was primarily related to portfolio acquisitions totaling $4,847,880, which offset the reduction in investments in distressed loan portfolios. The decrease of $2,858,076 in deposit on distressed loan portfolio acquisition was attributed to a deposit prior to year end that was consummated shortly after year end. The increase of $534,864 in due from affiliates is primarily attributed to portfolio collections recorded but not yet paid. The increase of $1,178,535 in due to affiliates for the first quarter of 1998 was due primarily to accrued and unpaid collection expenses, accrued and unpaid management fees, and declared but unpaid distributions to the General Partner.

     The Partnership acquired three new distressed portfolio assets in the first quarter of 1998 from a third party financial institution which specializes in credit card origination. The General Partner anticipates that the Partnership will acquire additional portfolios in the future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure to determine whether such portfolios can generate significant immediate cash flows and provide additional liquidity to the Partnership.

     The Partnership has made no future commitments with credit card origina-tors and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. Distributions were suspended during the third quarter of 1997 in anticipation of the contemplated reorganization of the Partnership with other affiliated partnerships and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"). The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire additional portfolio assets in the next twelve months. However, the General Partner will continuously monitor the Partnership's liquidity and evaluate whether additional capital will be necessary for future growth.

     Impact of Additional Partnership Acquisitions and Resources on Operations.
     --------------------------------------------------------------------------

     The General Partner anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profita-bility and financial condition, which will result in increased portfolio collections and sales. The General Partner believes that PCM, which serves as the servicer of the Partnership's portfolios of indebtedness, must continue to increase that amount of its collection representatives and human resources in order to supplement such growth to the Partnership.
     The General Partner, in conjunction with PCM and other affiliated companies and partnerships, is seeking to lease office space in which PCM and the Partnership plan to move their facilities. The General Partner believes that this move provides the Partnership with the adequate operating facilities for the future growth of the Partnership.

     A proposal is currently under consideration by the General Partner, pursuant to which the PAM Funds and the Partnership would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of PAMCO would be implemented, including (a) merging the Partnership and the PAM Funds with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the PAM Funds and the Partnership and (c) converting the Limited Partners interests in the Partnership into common shares issued by PAMCO.

     Year 2000 Compliance.
     ---------------------

     The General Partner recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of the computer systems of PCM used to service, manage and collect the portfolios in which the Partnership has an interest, to recognize properly and process date sensitive information related to the date change from December 31, 1999 to January 1, 2000.
     As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or treat properly the Year 2000 may cause PCM's computer systems to process financial and operational information incorrectly, which could have a material adverse effect on the Partnership's results of operations.
     PCM has assessed and begun remedial work relating to PCM's computer software programs and business processes to provide for PCM's ability to continue to function effectively.

     In 1997, PCM began the process of identifying, evaluating and implement-ing changes to PCM's computer programs necessary to address the Year
     2000 issue. The General Partner is currently addressing the Partnership's internal Year 2000 issue by coordinating with PCM in connection with PCM's modification of existing programs and conversions to new programs. The General Partner is also in communication with financial institutions and other entities with which the Partnership conducts business to help them identify and resolve the Year 2000 issue as it relates to the Partnership's business operations. An assessment of the readiness of those third party institutions and entities with which the Partnership does business is ongoing. While PCM and the General Partner are confident that PCM will complete the assessment and remediation of PCM's computer software, there can be no assurance that the necessary modifications and conversions by those third party institutions and entities with which the Partnership conducts business will be completed in a timely manner, which could have a material adverse effect on the Partnership's results of operations.
     The total cost to the Partnership associated with the required modifica-tions and conversions is not expected to be material to the Partnership's results of operations and financial position and is being expensed as incurred.


                         PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     Reference is made to the Partnership's Form 10-KSB dated March 31, 1998, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The Partnership, by this reference, makes that disclosure a part of this Form 10-QSB.

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


          Dated: May 15, 1998 Performance Asset Management Fund IV, Ltd.,
                              -------------------------------------------
                                  A California Limited Partnership
                                  --------------------------------
                                              (Registrant)



     By:  /S/Vincent E. Galewick
          ----------------------
          Vincent E. Galewick
          President of the General Partner,
          Performance Development, Inc.