Form 10QSB
period 1998-06-30
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1998-08-13
CIK 1021070

Form 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended June 30, 1998

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

      For the transition period from ________________ to _________________
                         Commission file number 0-28710

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: N/A

     Transitional Small Business Disclosure Format (check one):
                        Yes___              No _X_

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB




                                     PART I


Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Plan of Operation



                                     PART II


Item 1. Legal Proceedings

Item 2. Exhibits and Reports

                  Signatures

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:

     Balance Sheets as of June 30, 1998 and December 31, 1997..................4

     Statements of Operations for the Three and Six months Ended
           June 30, 1998 and June 30, 1997.....................................5

     Statements of Partners' Capital (Deficit) for the Six months
           Ended June 30, 1998 and the year ended December 31, 1997............6

     Statements of Cash Flows for the Six Months Ended June 30,
           1998 and June 30, 1997..............................................7

     Notes to Financial Statements ............................................8

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

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                   (UNAUDITED)
                                   ----------

                                     ASSETS

                                                                   1998            1997
                                                                   ----            ----
Cash and equivalents                                         $  2,038,807    $  1,995,810
Cash held in trust                                              2,915,849       2,849,998
Investments in distressed loan portfolios, net                  9,731,679       7,255,916
Deposit on distressed loan portfolio acquisition                     --         2,858,076
Due from affiliate                                                   --           231,443
Other assets                                                      104,977         104,977
                                                             ------------    ------------
         Total assets                                        $ 14,791,312    $ 15,296,220
                                                             ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                            $      5,350    $     61,713
Due to affiliates, net                                            593,979       1,225,572
                                                             ------------    ------------
         Total liabilities                                        599,329       1,287,285
                                                             ------------    ------------

Commitments and contingencies

General partner's deficit (no units outstanding)               (1,020,772)     (1,039,077)
Limited partners' capital (12,000 units authorized;
  11,462 units issued and outstanding at June 30, 1998 and
  December 31, 1997)                                           15,212,755      15,048,012
                                                             ------------    ------------
         Total partners' capital                               14,191,983      14,008,935
                                                             ------------    ------------
         Total liabilities and partners' capital             $ 14,791,312    $ 15,296,220
                                                             ============    ============


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                   ----------

                                                        For the Three                   For the Six
                                                     Months Ended June 30           Months Ended June 30
                                                     --------------------           --------------------

                                                       1998           1997           1998           1997
                                                       ----           ----           ----           ----
Portfolio collections                              $1,426,270       $671,596     $2,487,306     $1,417,226
Less: portfolio basis recovery                      1,353,199        647,997      2,372,118      1,391,732
                                                   ----------       --------     ----------     ----------
            Net investment income                      73,071         23,599        115,188         25,494
                                                   ----------       --------     ----------     ----------
Cost of operations:
      Collection expense                               11,185        130,582        104,203        167,889
      Management fee expense                           63,953         51,632        131,158        108,724
      Professional fees                                27,127         73,178         64,479        165,793
      Amortization                                       --              918           --            1,925
      General and administrative expense                1,049         10,903          1,421         63,800
                                                   ----------       --------     ----------     ----------
            Total operating expenses                  103,314        267,213        301,261        508,131
                                                   ----------       --------     ----------     ----------
Income (loss) from operations                         (30,243)      (243,614)      (186,073)      (482,637)
Other income:
      Interest                                         52,887        161,056        113,015        188,640
      Other income                                     11,336          2,275        256,106          9,993
                                                   ----------       --------     ----------     ----------
Net income (loss)                                     $33,980       ($80,283)      $183,048      ($284,004)
                                                   ==========       ========     ==========     ==========

Net income (loss) allocable to general partner         $3,398        ($8,028)       $18,305       ($28,400)
                                                   ==========       ========     ==========     ==========
Net income (loss) allocable to limited partners       $30,582       ($72,255)      $164,743      ($255,604)
                                                   ==========       ========     ==========     ==========
Net income (loss) per limited partnership unit          $2.67         ($6.30)        $14.37        ($22.30)
                                                   ==========       ========     ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
     For the Six Months Ended June 30, 1998 and Year Ended December 31, 1997

                                   (UNAUDITED)

                                   ----------

                                          General        Limited
                                          Partner        Partners          Total
                                       ------------    ------------    ------------
Balance, December 31, 1995                ($516,291)    $19,815,741     $19,299,450
     Redemption of partnership units           --           (40,000)        (40,000)
     Distributions                         (159,334)     (1,433,425)     (1,592,759)
     Net loss                               (73,217)       (658,949)       (732,166)
                                       ------------    ------------    ------------
Balance, December 31, 1996                 (748,842)     17,683,367      16,934,525
     Redemption of partnership units           --           (25,000)        (25,000)
     Distributions                         (222,907)     (2,004,399)     (2,227,306)
     Net income                             (67,328)       (605,956)       (673,284)
                                       ------------    ------------    ------------
Balance, December 31, 1997              ($1,039,077)    $15,048,012     $14,008,935
     Net income                              18,305         164,743         183,048
                                       ------------    ------------    ------------
Balance, June 30, 1998                  ($1,020,772)    $15,212,755     $14,191,983
                                       ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

                                   (UNAUDITED)

                                   ----------

                                                                       1998           1997
                                                                       ----           ----
Cash flows from operating activities:
         Net income (loss)                                           $183,048      ($284,004)
         Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
                  Amortization                                           --            1,925
                  Decrease (increase) in assets:
                          Due from affiliates                         231,443        136,022
                  Increase (decrease) in liabilities:
                          Accounts payable                            (56,363)         5,511
                          Due to affiliates                          (631,593)     1,415,057
                                                                  -----------    -----------
                  Net cash provided by (used in)
                      operating activities                           (273,465)     1,274,511
                                                                  -----------    -----------
Cash flows provided by (used in) investing activities:
         Recovery of portfolio basis                                2,372,118      1,391,732
         Cash held in trust                                           (65,851)       689,995
         Purchase of investments in distressed loan portfolios     (4,847,881)      (520,672)
         Deposit on distressed loan portfolio acquisition           2,858,076           --
                                                                  -----------    -----------
                  Net cash provided by investing activities           316,462      1,561,055
                                                                  -----------    -----------
Cash flows provided by (used in) financing activities:
         Redemption of limited partnership units                         --          (15,000)
         Distributions to partners                                       --       (1,909,915)
                                                                  -----------    -----------
                  Net cash used in financing activities                  --       (1,924,915)
                                                                  -----------    -----------
Net (decrease) increase in cash                                        42,997        910,651
Cash at beginning of period                                         1,995,810      2,121,545
                                                                  -----------    -----------
Cash at end of period                                              $2,038,807     $3,032,196
                                                                  ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

Organization and Description of Business

Performance Asset Management Fund IV, Ltd., A California Limited Partnership ("Partnership"), was formed in October 1992, for the purpose of acquiring investments in or direct ownership of distressed loan portfolios from financial institutions and other sources. Interests in the Partnership were sold in an intrastate offering to residents of California pursuant to the provisions of
Section 3(A)(11) of the Securities Act of 1933; however, the Partnership did not begin its primary operations until March 1993. The General Partner is Performance Development, Inc., a California corporation ("General Partner").

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

Cash and Equivalents

The Partnership defines cash equivalents as all highly liquid investments with an original maturity of three months or less. The Partnership maintains cash balances at one bank in accounts which, at times, may exceed federally insured limits. The Partnership uses a cash management system whereby idle cash balances are transferred daily into a master account and invested in high quality, short-term securities that do not enjoy the benefit of the federal insurance. The General Partner believes that these cash balances are not subject to any significant credit risk, due to the nature of the investments and the strength of the bank and has not experienced any losses with cash and equivalent investments. The Partnership received interest income from these investments of $113,015 and $188,640 for the six months ended June 30, 1998 and June 30, 1997, respectively.

Cash Held in Trust

The General Partner anticipates that the Partnership and Performance Asset Management, Ltd., A California Limited Partnership; Performance Asset Management Fund II, Ltd. A California Limited Partnership; Performance Asset Management III, Ltd., A California Limited Partnership; and Performance Asset Management Fund V, Ltd. A California Limited Partnership ("PAM Funds") may, in the future, be reorganized and merged into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations ("Department"), pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partnership are held by the Trust and these funds held in trust are subject to the terms of the Trust agreement. The Trust was the recipient of those funds resulting from a settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. and its affiliates. The funds held by the Trust must not be less than $5,000,000 which is comprised of funds from the Partnership and the PAM Funds. The Trust agreement specifies that the Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 16, 1998 if the Rollup is not completed by such date. The Department has indicated that it will oppose the termination of the Trust on August 16, 1998. The Partnership is attempting to reach an agreement with the Department regarding the termination of the Trust and the disposition of the Partnership's funds held by the Trust. The Partnership's share of the Trust's funds at June 30, 1998 and December 31, 1997 was $2,915,849 and $2,849,998.

Investments in Distressed Loan Portfolios and Revenue Recognition

Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investments on an individual portfolio basis and are reported in the Statement of Operations as portfolio basis recovery. Under the cost recovery method of revenue recognition used by the Partnership, net investment income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents the General Partner's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances of these investments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of operations as a general and administrative expense.

Organization Costs, Net

Organization costs include legal and other professional fees incurred related to the organization of the Partnership. These costs are capitalized and amortized using the straight-line method over five years. Organization costs were fully amortized at December 31, 1997.

Professional Fees

Professional fees are incurred in relation to ongoing accounting and legal assistance.

Income Taxes

No provision for income taxes has been made in the financial statements, except for the Partnership's minimum state franchise tax liability of $800. All partners report individually on their share of the Partnership's operating results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure regarding: Forward Looking Statements

The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined with the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated on March 31, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Results of Operations

The Partnership recorded net investment income of $115,188 for the six months ended June 30, 1998, a 352% increase from $25,494 for the comparable period in 1997. This increase was generated from collections in excess of the carrying value of certain portfolios. Approximately 5% of portfolio collections received for the six months ended June 30, 1998 are reflected as income, compared to 2% for the similar period in 1997.

Net investment income of $115,188 for the six months ending June 30, 1998 is the direct result of portfolio collection proceeds from eight of the Partnership's portfolios. These eight portfolios owned by the Partnership contain two portfolios which contribute 58% of the net investment income and six other portfolios which contribute the remaining net investment income during the six months ended June 30, 1998. Collections for the months ended April 30, 1998, May 31, 1998, and June 30, 1998, totaled $411,489, $456,357, and $558,424, respectively.

The Partnership received proceeds from portfolio sales of $445,949 of which 100% were recorded as recoveries of investment basis and reflected in portfolio collections for the six months ended June 30, 1998. Proceeds totaling $54,019 were received for the comparable period ended June 30, 1997. The General Partner continues to believe that proceeds from both collection and portfolio account sales will continue in subsequent periods.

Total operating expenses of the Partnership decreased 41% to $301,261 for the six months ended June 30, 1998, from $508,181 for the comparable period in 1997. The decrease is due primarily to a 61% reduction in professional fees to $64,479 for the six months ended June 30, 1998, from $165,793 for the similar period in 1997. Collection expenses decreased 38%, to $104,203 for the six months ended June 30, 1998 from $167,889 for the same period in 1997. This is due to a decrease in skip tracing used in that period. Management fees increased by 21% to $131,158 for the six months ended June 30, 1998, from $108,724, which was directly related to the increase of investments in distressed loan portfolios and net assets under management.

Total operating expenses of the Partnership as a percentage of portfolio collections decreased 24%, to 12% for the six months ended June 30, 1998 from 36% in the comparable period in 1997. This decrease is primarily attributed to a decrease in professional fees due to less activity in legal fees associated with the Partnership. Operating expenses as a percentage of portfolio collections decreased 33% to 7% for the three months ended June 30, 1998, compared to 40% for the similar period ended June 30, 1997. The decrease in operating expense as a percent of portfolio collections is primarily attributed to increased portfolio sales reflected in portfolio collections.

Total operating expenses of the Partnership decreased 61% to $103,314 for the three months ended June 30, 1998 from $267,213 for the comparable period of 1997. The decrease in total operating expenses is primarily attributed to a reduction in collection expenses by 91%. This decrease in collection expenses is due essentially to a reduction in skip tracing used to locate and identify Partnership debtor accounts. Management fees increased 24% for the quarter ended June 30, 1998 to $63,953 from $51,632 for the similar period ended 1997, due to the acquisition of new portfolios increasing the net assets under management. Professional fees decreased 63% to $27,127, from $73,173 due to a reduction of legal fees.

Financial Condition, Liquidity and Capital Resources.

The Partnership's total assets decreased approximately 3% to $14,791,312 as of June 30, 1998, from $15,296,220 at December 31, 1997. The decrease was primarily attributed to portfolio collection proceeds of $2,487,306, of which 95% or $2,372,118 was recorded as a reduction of investment portfolio assets. The purchase related to the deposit on distressed loan portfolio acquisition of $2,858,076 was consummated shortly after the year-end, and is reflected in the increase in investments in distressed loan portfolios. The decrease of $231,443 in due from affiliates is primarily the result of the receipt of payments due the Partnership for the prior period's collections.

The decrease of $631,593 in due to affiliates during the six months ended June 30, 1998, was due primarily to the payments of accrued legal expenses and management fees to the General Partner.

The Partnership acquired three new distressed loan portfolio assets in the first half of 1998 from third party financial institutions which specialize in credit card origination. The General Partner anticipates that the Partnership will acquire additional portfolios in the near future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-end-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure in order to determine whether such portfolios can generate strong immediate cash flows and provide additional liquidity to the Partnership.

The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner plans to use its present contacts and relationships to identify and acquire additional assets at optimal prices, and believes that it will have no difficulties in identifying and acquiring such assets. The General Partner suspended distributions to its partners in the third quarter of 1997 to improve the financial condition of the Partnership and provide the Partnership future portfolio acquisitions. The General Partner also believes current cash reserves and future portfolio collection proceeds will be sufficient to acquire additional portfolio assets in the next twelve months. However, the General Partner will continuously monitor its liquidity and evaluate whether additional external capital resources will be necessary for future growth.

Impact of Additional Partnership Acquisitions and Resources on Operations.

The General Partner anticipates that additional portfolio acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, which will result in increased portfolio collections and sales. The General Partner believes that Performance Capital Management, Inc., a California corporation and an affiliate to the General Partner ("PCM"), which serves as the servicer of the

Partnership's portfolios of indebtedness, must continue to increase that amount of its collection representatives and human resources in order to supplement such growth to the Partnership. PCM is seeking to lease office space in which it will plan to move and expand their facilities. The General Partner believes that this move provides the adequate operating facilities for the future growth of PCM, which will subsequently increase portfolio collections for the Partnership.

A proposal is currently under consideration by the General Partner, pursuant to which PAM Funds and the Partnership would merge with and into PAMCO. The result of the proposed merger would be that a series of interrelated changes to the current organizational form of PAMCO would be implemented, including (a) merging the Partnership and the PAM Funds with and into PAMCO, as a result of which PAMCO would be the sole surviving entity; (b) terminating the PAM Funds and the Partnership and (c) converting the Limited Partners interests in the Partnership into shares of common stock issued by PAMCO.

Year 2000 Compliance.

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

                                     PART II

Item 1. Legal Proceedings.

No additional proceedings have occurred since May 10, 1998, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated May 10, 1998. Reference is made to the Partnership's Form 10-KSB dated March 31, 1998, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.

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

Dated: August 12, 1998              Performance Asset Management Fund IV, Ltd.,
                                    A California Limited Partnership
                                             (Registrant)


                                          By:  _________________________________
                                               Vincent E. Galewick
                                               President of the General Partner,
                                               Performance Development, Inc.