Form 10QSB
period 1998-09-30
PERFORMANCE ASSET MANAGEMENT FUND IV LTD
filed 1998-12-28
CIK 1021070

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period ended September 30, 1998

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

     PROCEEDINGS DURING THE PRECEDING FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: N/A

     Transitional Small Business Disclosure Format (check one):

                           Yes ___           No _X_

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

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Index to the Financial Statements for the Partnership:

          Balance Sheets as of September 30, 1998 and December 31, 1997 .......4

          Statements of Operations for the Three and Nine months Ended
                  September 30, 1998 and September 30, 1997 ...................5

          Statements of Partners' Capital (Deficit) for the Nine months Ended
                  September 30, 1998 and the year ended December 31, 1997 .... 6

          Statements of Cash Flows for the Nine Months Ended September 30,
                  1998 and September 30, 1997 .................................7

          Notes to Financial Statements ...................................... 8

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

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                   (UNAUDITED)

                                     ASSETS
                                                                               1998                1997
                                                                          ------------        ------------
Cash and equivalents                                                      $  1,497,640        $  1,995,810
Cash held in trust                                                           2,949,656           2,849,998
Investments in distressed loan portfolios, net                               9,906,274           7,255,916
Deposit on distressed loan portfolio acquisition                                  --             2,858,076
Due from affiliate                                                                --               231,443
Other assets                                                                   104,977             104,977
                                                                          ============        ============
          Total assets                                                    $ 14,458,547        $ 15,296,220
                                                                          ============        ============

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts  payable                                                         $      5,350        $     61,713
Due to affiliates, net                                                         314,115           1,225,572
                                                                          ------------        ------------
          Total liabilities                                                    319,465           1,287,285
                                                                          ------------        ------------

Commitments and contingencies

General partner's deficit (no units outstanding)                            (1,024,556)         (1,039,077)
Limited partners' capital (12,000 units authorized;
  11,454 and 11,462 units issued and outstanding at
  at September 30, 1998 and December 31, 1997 respectively)                 15,163,638          15,048,012
                                                                          ------------        ------------
          Total partners' capital                                           14,139,082          14,008,935
                                                                          ============        ============
          Total liabilities and partners' capital                         $ 14,458,547        $ 15,296,220
                                                                          ============        ============


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three                     For the Nine
                                                      Months Ended September 30         Months Ended September 30
                                                    ----------------------------      ----------------------------
                                                        1998               1997          1998              1997
                                                    -----------      -----------      -----------      -----------
Portfolio collections                                $1,259,482         $630,035       $3,746,787       $2,047,261
Less: portfolio basis recovery                        1,197,479          606,690        3,569,596        1,998,422
                                                    -----------      -----------      -----------      -----------
            Net investment income                        62,003           23,345          177,191           48,839
                                                    -----------      -----------      -----------      -----------
Cost of operations:
       Collection expense                                16,858           47,988          121,061          215,877
       Management fee expense                            60,113           52,010          191,271          160,734
       Professional fees                                 92,195            2,359          156,675          168,152
       Amortization                                        --                917             --              2,842
       General and administrative expense                   125            1,176            1,546           64,976
                                                    -----------      -----------      -----------      -----------
            Total operating expenses                    169,291          104,450          470,553          612,581
                                                    -----------      -----------      -----------      -----------
Income (loss) from operations                          (107,288)         (81,105)        (293,362)        (563,742)
Other income:
       Interest                                          62,076          (21,303)         175,091          167,337
       Other income                                       7,362             --            263,468            9,993
                                                    -----------      -----------      -----------      -----------
Net income (loss)                                      ($37,850)       ($102,408)        $145,197        ($386,412)
                                                    ===========      ===========      ===========      ===========

Net income (loss) allocable to general partner          ($3,785)        ($10,241)         $14,521         ($38,641)
                                                    ===========      ===========      ===========      ===========
Net income (loss) allocable to limited partners        ($34,065)        ($92,167)        $130,676        ($347,771)
                                                    ===========      ===========      ===========      ===========
Net income (loss) per limited partnership unit           ($2.97)          ($8.04)          $11.41          ($30.36)
                                                    ===========      ===========      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
             (DEFICIT) For the Nine Months Ended September 30, 1998
                        and Year Ended December 31, 1997

                                   (UNAUDITED)

                                              General           Limited
                                              Partner           Partners            Total
                                            ------------      ------------      ------------
Balance, December 31, 1996                      (748,842)       17,683,367        16,934,525
     Redemption of 10 partnership units             --             (25,000)          (25,000)
     Distributions                              (222,907)       (2,004,399)       (2,227,306)
     Net income (loss)                           (67,328)         (605,956)         (673,284)
                                            ------------      ------------      ------------
Balance, December 31, 1997                   ($1,039,077)      $15,048,012       $14,008,935
     Redemption of 8 partnership units                            ($15,050)         ($15,050)
     Net income                                   14,521           130,676           145,197
                                            ------------      ------------      ------------
Balance, September 30, 1998                  ($1,024,556)      $15,163,638       $14,139,082
                                            ============      ============      ============


    The accompanying notes are an integral part of the financial statements.

                   PERFORMANCE ASSET MANAGEMENT FUND IV, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENTS OF CASH FLOWS For
                the Nine Months Ended September 30, 1998 and 1997

                                   (UNAUDITED)

                                                               Sept. 30, 1998    Dec. 31, 1997
                                                               --------------    --------------
Cash flows from operating activities:
     Net income (loss)                                             $145,197        ($386,412)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
            Amortization                                               --              2,842
            Decrease (increase) in assets:
                   Due from affiliates                              231,443          136,022
                 Increase (decrease) in liabilities:
                   Accounts payable                                 (56,363)          (1,001)
                   Due to affiliates                               (911,458)         158,946
                                                                -----------      -----------
                 Net cash provided by (used in)
                  operating activities                             (591,181)         (89,603)
                                                                -----------      -----------
Cash flows provided by (used in) investing activities:
     Recovery of portfolio basis                                  3,569,596        1,998,422
     Cash held in trust                                             (99,658)       3,018,477
     Purchase of investments in distressed loan portfolios       (6,219,953)        (764,586)
     Deposit on distressed loan portfolio acquisition             2,858,076             --
                                                                -----------      -----------
                 Net cash provided by investing activities          108,061        4,252,313
                                                                -----------      -----------
Cash flows provided by (used in) financing activities:
     Redemption of limited partnership units                       ($15,050)         (25,000)
     Distributions to partners                                         --         (2,227,303)
                                                                -----------      -----------
                 Net cash used in financing activities              (15,050)      (2,252,303)
                                                                -----------      -----------
Net (decrease) increase in cash                                    (498,170)       1,910,407
Cash at beginning of period                                       1,995,810        2,121,545
                                                                ===========      ===========
Cash at end of period                                            $1,497,640       $4,031,952
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

     Profits, losses, and cash distributions are allocated 90% to the limited partners and 10% to the General Partner until such time as the limited partners have received cash equal to 100% of their contributions to the capital of the Partnership plus an amount equal to 6% per annum of the limited partners contributions to the capital of the partnership, yet to be returned. Thereafter, Partnership profits, losses, and cash distributions will be allocated 70% to the limited partners and 30% to the General Partner.

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

     The Partnership received interest income from these investments of $175,091 and $167,337 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

     Cash Held in Trust

     The General Partner was planning to reorganize and merge the Partnership and Performance Asset Management Fund, Ltd., A California Limited Partnership; Performance Asset Management Fund II, Ltd., A California Limited Partnership; Performance Asset Management IV, Ltd., A California Limited Partnership; Performance Asset Management Fund V, Ltd., A California Limited Partnership, all affiliates of the partnership ("PAM Funds"), and Performance Capital Management, Inc., a California corporation of another affiliate of the Partnership ("PCM"), with and into Performance Asset Management Company, a Delaware Corporation ("PAMCO") ("Rollup"). In an effort to accomplish the Rollup, the General Partner, on behalf of the Partnership and the PAM Funds, entered into an agreement on December 12, 1995, with the State of California Department of Corporations ("Department"), pursuant to the provisions of which the Performance Asset Management Fund Trust ("Trust") was created. Certain funds of the Partnership are held by the Trust and these funds held in trust are subject to the terms of the Trust agreement. The Trust was the recipient of those funds resulting from a settlement of certain then pending litigation between the Partnership and its affiliates and West Capital Financial Services Corp. and its affiliates. The funds held by the Trust must not be less than $5,000,000, which is comprised of funds from the Partnership and the PAM Funds. The Trust agreement specifies that the Trust will terminate and the trustee will distribute all of the remaining funds held by the trustee on August 16, 1998 if the Rollup is not completed by such date. The Department opposed the termination of the Trust on August 16, 1998. As a result, the term of the Trust was extended to November 18, 1998; and the General Partner anticipates that the term of the trust will be extended again. The Partnership is attempting to reach an agreement with the Department regarding the termination of the Trust and the disposition of the Partnership's funds held by the Trust. The Partnership's share of the Trust's funds at September 30, 1998 and December 31, 1997, was $2,216,480 and $2,141,584, respectively.

     Litigations

     On or about November 12, 1998, attorneys for the General Partner were informed by the State of California Commissioner of Corporations ("Commissioner") that the Commissioner then intended to file an action in Los Angeles Superior Court seeking to have appointed a receiver to take over the affairs of the Partnership and its affiliated entities. Additionally, a hearing in Los Angeles County Superior Court is scheduled to occur at 8:30 A.M. on November 16, 1998, for the purpose of the Court's determination whether or not such a receiver is necessary or appropriate. The General Partner intends, for and on behalf of the Partnership, to oppose the appointment of such a receiver.

     The Commissioner has informed attorneys for the General Partner that the Commissioner has determined that certain affiliates of the Partnership, i.e., Vincent E. Galewick; Income Network Company, the Placement Manager of the offer and sale of the Units in the Partnership; Performance Asset Management Company, a Delaware corporation ("PAMCO"); and Performance Telecom Services, LLC, a California limited liability company ("PTS"), filed documents with the Commissioner which contained misrepresentations of material fact; and, additionally, those documents omitted to specify certain material facts which, in the opinion of the Commissioner, should have been included therein. Those affiliates disagree significantly with the determination of the Commissioner and intend to oppose any litigation or other enforcement action commenced by the Commissioner against those affiliates.

     Additionally, on or about November 6, 1998, the Commissioner issued to Vincent E. Galewick and Income Network Company two (2) cease and refrain orders. One such order orders Mr. Galewick and Income Network Company to desist and refrain from the further offer and sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the California Corporate Securities Law of 1968 ("Law"). Mr. Galewick and Income Network Company deny that either of them have offered or sold securities in the State of California by means of misrepresentation or omissions of material facts. Neither Mr. Galewick nor Income Network Company believe that either Income Network Company or Mr. Galewick is participating in the offer or sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the Law. The second order issued to Mr. Galewick only orders Mr. Galewick to desist and refrain from the further offer and sale in the State of California of securities unless and until qualification of those securities has been made pursuant to the provisions of the Law.

     The Commissioner believes that Mr. Galewick and certain of his affiliates have made certain misrepresentations and omissions of material facts in certain applications to qualify (register) securities with the Commissioner. Those misrepresentations and omissions relate to (i) the affairs of Desert Hot Springs Resort Limited Partners, Series A, Ltd. and Desert Hot Springs Resort Limited Partners, Series B, Ltd., two California limited partnerships for which Performance Development, Inc. (wholly owned by Mr. Galewick and which serves as the General Partner of the Partnership) serves as the General Partner (collectively, "DHSRLP"); (ii) certain litigation filed by SunAmerica, Inc. and certain of its affiliates (collectively, "SunAmerica") against Mr. Galewick and certain of his affiliates alleging fraud and deceit, gross negligence and violations of
     Section 10(b) of the  Securities  Exchange act of 1934 and Rule 10b-5;  and
     (iii) compensation paid by the Partnership and other similar California limited partnerships to various affiliates of the General Partner and Income Network Company. Mr. Galewick and those affiliates believe that (i) no such misrepresentations or omissions of material facts were, in fact, made relating either to (a) DHSRLP or (b) the SunAmerica litigation and
     (ii) SunAmerica has no basis for its litigation against Mr. Galewick or those affiliates. The General Partner believes that appropriate disclosure regarding compensation paid by the Partnership and those other partnerships to those affiliates was made.

     On November 12, 1998, the Commissioner issued an order pursuant to the provisions of Section 25531 of the California Corporations Code appointing Barry A. Fisher as a Keeper for Income Network Company ("Keeper") ("Order"). Pursuant to the provisions of the Order, the Keeper shall take possessions of all books, records, accounts and other papers of Income Network Company. Additionally, the Keeper is authorized, empowered and directed to employ attorneys and such other persons as the Keeper may deem to be necessary to assist the Keeper in the performance of his duties contemplated by the provisions of the Order. The Keeper is to undertake an independent review into the books, records, accounts and other papers of Income Network Company and file with the Department an inventory of all books, records, accounts and other papers of Income Network Company of which he shall then have reviewed, observed and/or discovered pursuant to the provisions of the Order. The Order does not allow the Keeper to take possession of or interfere in the business of the affiliates of Income Network Company. Income Network Company has notified the Commissioner that Income Network Company intends to take any and all legal action necessary or appropriate, including a hearing in Los Angeles County Superior court, to cause the Keeper to be removed from Income Network Company and his powers, granted pursuant to the provisions of the Order, terminated.

     Investments in Distressed Loan Portfolios and Revenue Recognition

     Investments in distressed loan portfolios are carried at the lower of cost or estimated net realizable value. Amounts collected are treated as a reduction to the carrying basis of the related investments on an individual portfolio basis and are reported in the Statement of Operations as portfolio collections. Under the cost recovery method of revenue recognition used by the Partnership, net investment income is not recognized until 100% recovery of the carrying value of the investment in each portfolio occurs. Estimated net realizable value represents the management's estimates, based on its present plans and intentions, of the present value of future collections. Due to the distressed nature of these investments, no interest is earned on outstanding balances, and there is no assurance that the unpaid principal balances of these investments will ultimately be collected. Any adjustments reducing the carrying value of the individual portfolios are recorded in the results of operations as a general and administrative expense.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Disclosure regarding: Forward Looking Statements

     The information contained in this report on Form 10-QSB, other than historical facts, contains "forward-looking statements" (as such term is defined within the meaning of the Private Securities Litigation Reform Act of 1995) including, without limitation, statements as to the Partnership's objective to grow through future portfolio acquisitions, portfolio account sales, the Partnership's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Partnership's future operating performance, and statements as to the Partnership's or the General Partner's beliefs, expectations and opinions. Forward looking statements may be identified by the use of forward looking terminology, such as "may", "will", "expect", "estimate", "anticipate", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Partnership will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission, including the Partnership's Annual Report on Form 10-KSB, dated on March 31, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     Results of Operations

     The Partnership recorded net investment income of $177,191 for the nine months ended September 30, 1998, a 263% increase from $48,839 for the comparable period in 1997. This increase was generated from additional portfolios that collected in excess of the carrying value of its basis and accordingly is reflected as net investment income. Approximately 5% of portfolio collections received for the nine months ended September 30, 1998 are reflected as income, compared to 2% for the similar period in 1997.

     Net investment income of $177,191 for the nine months ending September 30, 1998 is the direct result of portfolio collection proceeds from nine of the Partnership's portfolios. These nine portfolios owned by the Partnership contain two portfolios which contributed 48% of the net investment income and seven other portfolios which contributed the remaining net investment income during the nine months ended September 30, 1998. Collections for the months ended July 31, 1998, August 31, 1998, and September 30, 1998, totaled $510,250, $364,611, and $384,621, respectively.

     The Partnership received proceeds from portfolio sales of $664,759 of which 100% were recorded as recoveries of investment basis and reflected in portfolio collections for the nine months ended September 30, 1998. Proceeds totaling $40,691 were received for the comparable period ended September 30, 1997. The General Partner continues to believe that proceeds from both collection and portfolio account sales will continue in subsequent periods.

     Total operating expenses of the Partnership decreased 23% to $470,553 for the nine months ended September 30, 1998, from $612,581 for the comparable period in 1997. The decrease is due primarily to a 98% reduction in collection expenses and general and administrative fees. General and administrative fees was $1,546 for the nine months ended September 30, 1998, from $64,976 for the similar period in 1997. Collection expenses decreased 44%, to $121,061 for the nine months ended September 30, 1998 from $215,877 for the same period in 1997. The skip tracing process used by the Partnership to locate and identify debtor accounts decreased during this period, reducing collection expenses. Management fees increased by 16% to $191,271 for the nine months ended September 30, 1998, from $160,734, which was directly related to the increase of investments in distressed loan portfolios and net assets under management.

     Total operating expenses of the Partnership as a percentage of portfolio collections decreased 17%, to 13% for the nine months ended September 30, 1998 from 30% in the comparable period in 1997. This decrease is primarily attributed to a decrease in general and administrative expenses associated with the Partnership.

     Total operating expenses of the Partnership increased 61% to $169,291 for the three months ended September 30, 1998 from $104,450 for the comparable period of 1997. The increase in total operating expenses is primarily attributed to an increase in professional fees by 97%. Management fees increased 14% for the quarter ended September 30, 1998 to $60,113 from $52,010 for the similar period ended 1997, due to the acquisition of new portfolios increasing the net assets under management. Collection fees decreased 65% to $16,858, from $47,988. This decrease in collection expenses is due essentially to a reduction in skip tracing used to locate and identify Partnership debtor accounts.

     Operating expenses as a percentage of portfolio collections decreased 4% to 13% for the three months ended September 30, 1998, compared to 17% for the similar period ended September 30, 1997. The decrease in operating expense as a percent of portfolio collections is primarily attributed to decreased collection expenses.

     Financial Condition, Liquidity and Capital Resources.

     The Partnership's total assets decreased approximately 6% to $14,458,547 as of September 30, 1998, from $15,296,220 at December 31, 1997. The decrease was primarily attributed to portfolio collection proceeds of $3,746,787, of which 95% or $3,569,596 was recorded as a reduction of investment portfolio assets. The purchase related to the deposit on distressed loan portfolio acquisition of $2,858,076 was consummated at the beginning of the year, and is reflected in the increase in investments in distressed loan portfolios. The decrease of $231,443 in due from affiliates is primarily the result of the receipt of payments due the Partnership for the prior period's collections.

     The decrease of $911,458 in due to affiliates during the nine months ended September 30, 1998, was due primarily to the payments of accrued legal expenses and management fees to the General Partner.

     The Partnership acquired five new distressed portfolio assets in the first nine months of 1998 from a third party financial institutions which specializes in credit card origination. The General Partner anticipates that the Partnership will acquire additional portfolios in the future. Future acquisitions will depend on the asset market, which continues to grow in size and diversity. The General Partner believes that the Partnership will continue to acquire low-priced distressed portfolios; however, the General Partner will continue to evaluate assets with different pricing and debtor account structure to determine whether such portfolios can generate significant immediate cash flows and provide additional liquidity to the Partnership.

     The Partnership has made no future commitments with credit card originators and other financial institutions to acquire portfolio assets. The General Partner and Performance Capital Management, Inc., a California corporation and an affiliate of the General Partner ("PCM"), plan to use their present contacts and relationships to identify and acquire additional assets at optimal prices, and believe that they will have no difficulty in identifying and acquiring such assets. The General Partner believes that current cash reserves and future portfolio collection proceeds will be sufficient to acquire portfolio assets in the next twelve months.

     At this time the General Partner has withdrawn the application for the Rollup of the Partnership with the PAM Funds into PAMCO. This is due to the continuing regulatory delays and complexity of the reorganization of the Rollup. The General Partner has resumed distributions to its investors in the fourth quarter of 1998.

     Impact of Additional Partnership Acquisitions and Resources on Operations.

     The  General  Partner   anticipates   that  additional   future   portfolio
     acquisitions and continued expansion will improve the Partnership's liquidity, profitability and financial condition, as a result of increased portfolio collections and sales. The General Partner believes that PCM must continue to increase the amount of its collection representatives and human resources in order to supplement such growth. PCM has signed a lease for over 18,000 square feet of office space into which, it plans to move and expand its facilities during the fourth quarter of 1998. The General Partner believes that this move provides the adequate operating facilities for the future growth of PCM, which will subsequently increase portfolio collections for the Partnership.

     The proposal by the General Partner, pursuant to which the PAM Funds and the Partnership would merge with and into PAMCO, has been withdrawn. The General Partner has re-evaluated its objectives due to the lengthy delays that have been experienced in accomplishing the Rollup. Due to the change of plans for the Rollup, the General Partner has resumed investor distributions during the fourth quarter of 1998.

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


                                     PART II

     Item 1. Legal Proceedings.

     On or about November 12, 1998, attorneys for the General Partner were informed by the State of California Commissioner of Corporations ("Commissioner") that the Commissioner then intended to file an action in Los Angeles Superior Court seeking to have appointed a receiver to take over the affairs of the Partnership and its affiliated entities. Additionally, a hearing in Los Angeles County Superior Court is scheduled to occur at 8:30 A.M. on November 16, 1998, for the purpose of the Court's determination whether or not such a receiver is necessary or appropriate. The General Partner intends, for and on behalf of the Partnership, to oppose the appointment of such a receiver.

     The Commissioner has informed attorneys for the General Partner that the Commissioner has determined that certain affiliates of the Partnership, i.e., Vincent E. Galewick; Income Network Company, the Placement Manager of the offer and sale of the Units in the Partnership; Performance Asset Management Company, a Delaware corporation ("PAMCO"); and Performance Telecom Services, LLC, a California limited liability company ("PTS"), filed documents with the Commissioner which contained misrepresentations of material fact; and, additionally, those documents omitted to specify certain material facts which, in the opinion of the Commissioner, should have been included therein. Those affiliates disagree significantly with the determination of the Commissioner and intend to oppose any litigation or other enforcement action commenced by the Commissioner against those affiliates.

     Additionally, on or about November 6, 1998, the Commissioner issued to Vincent E. Galewick and Income Network Company two (2) cease and refrain orders. One such order orders Mr. Galewick and Income Network Company to desist and refrain from the further offer and sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the California Corporate Securities Law of 1968 ("Law"). Mr. Galewick and Income Network Company deny that either of them have offered or sold securities in the State of California by means of misrepresentation or omissions of material facts. Neither Mr. Galewick nor Income Network Company believe that either Income Network Company or Mr. Galewick is participating in the offer or sale in the State of California of securities by means of misrepresentation or omissions of material facts in violation of Section 25401 of the Law. The second order issued to Mr. Galewick only orders Mr. Galewick to desist and refrain from the further offer and sale in the State of California of securities unless and until qualification of those securities has been made pursuant to the provisions of the Law.

     The Commissioner believes that Mr. Galewick and certain of his affiliates have made certain misrepresentations and omissions of material facts in certain applications to qualify (register) securities with the Commissioner. Those misrepresentations and omissions relate to (i) the affairs of Desert Hot Springs Resort Limited Partners, Series A, Ltd. and Desert Hot Springs Resort Limited Partners, Series B, Ltd., two California limited partnerships for which Performance Development, Inc. (wholly owned by Mr. Galewick and which serves as the General Partner of the Partnership) serves as the General Partner (collectively, "DHSRLP"); (ii) certain litigation filed by SunAmerica, Inc. and certain of its affiliates (collectively, "SunAmerica") against Mr. Galewick and certain of his affiliates alleging fraud and deceit, gross negligence and violations of
     Section 10(b) of the  Securities  Exchange act of 1934 and Rule 10b-5;  and
     (iii) compensation paid by the Partnership and other similar California limited partnerships to various affiliates of the General Partner and Income Network Company. Mr. Galewick and those affiliates believe that (i) no such misrepresentations or omissions of material facts were, in fact, made relating either to (a) DHSRLP or (b) the SunAmerica litigation and
     (ii) SunAmerica has no basis for its litigation against Mr. Galewick or those affiliates. The General Partner believes that appropriate disclosure regarding compensation paid by the Partnership and those other partnerships to those affiliates was made.

     On November 12, 1998, the Commissioner issued an order pursuant to the provisions of Section 25531 of the California Corporations Code appointing Barry A. Fisher as a Keeper for Income Network Company ("Keeper") ("Order"). Pursuant to the provisions of the Order, the Keeper shall take possessions of all books, records, accounts and other papers of Income Network Company. Additionally, the Keeper is authorized, empowered and directed to employ attorneys and such other persons as the Keeper may deem to be necessary to assist the Keeper in the performance of his duties contemplated by the provisions of the Order. The Keeper is to undertake an independent review into the books, records, accounts and other papers of Income Network Company and file with the Department an inventory of all books, records, accounts and other papers of Income Network Company of which he shall then have reviewed, observed and/or discovered pursuant to the provisions of the Order. The Order does not allow the Keeper to take possession of or interfere in the business of the affiliates of Income Network Company. Income Network Company has notified the Commissioner that Income Network Company intends to take any and all legal action necessary or appropriate, including a hearing in Los Angeles County Superior court, to cause the Keeper to be removed from Income Network Company and his powers, granted pursuant to the provisions of the Order, terminated.

     Other than as specified above, no additional proceedings have occurred since August 12, 1998, the date of the latest report provided. In addition, no material developments are noted with respect to those matters described in the latest report dated August 12, 1998. Reference is made to the Partnership's Form 10-KSB dated March 31, 1998, in which such legal proceedings were reported in Part I, Item 3, "Legal Proceedings". The registrant, by this reference, makes that disclosure a part of this Form 10-QSB.

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

    Dated: November 10, 1998      Performance  Asset  Management  Fund IV, Ltd.,
                                        A California Limited Partnership
                                        --------------------------------
                                                (Registrant)



By:
         ----------------------------------
         Vincent E. Galewick
         President of the General Partner,
         Performance Development, Inc.